Form 10KSB
period 1997-09-30
SEACREST INDUSTRIES CORP
filed 1997-11-20
CIK 88175

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   Form 10-KSB
    (Mark One)





[   ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 [Fee Required]

[X]      TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIE
           EXCHANGE  ACT OF 1934 [No Fee Required]



        For the transition period from December 31, 1996 to September 30, 1997

                          Commission file number 0-2252
                            -------------------------


                         SeaCrest Industries Corporation
                    ---------------------------------------
                 (Name of small business issuer in its charter)


                       Delaware                     13-1976670
----------------------------------------- ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


2510 N. Grand Ave, Suite 104, Santa Ana, CA                 92701
-------------------------------------------     -------------------------------
     (Address of principal executive offices)            (Zip Code)


Issuer s telephone number:          (714) 532-5216

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class             Name of each exchange on which registered
-------------------------     ------------------------------------------------

-------------------------     ------------------------------------------------


    Securities registered under Section 12(g) of the Exchange Act;

                                (Title of class)
------------------------------------------------------------------------------


                          Common Stock, par value $0.01
------------------------------------------------------------------------------



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]



    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer s revenues for its most recent fiscal year. $77,184

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within the past 60 days. 0

    State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date. 12,484,798

                                     PART I

Item 1. Description of Business.

      Sea Crest Industries Corporation, a Delaware corporation (the "Company"), was formed in 1959. From 1974 through 1979 the Company engaged in land sales in Texas and Idaho as well as insurance operations in Hawaii. In 1977, the insurance operations ceased and by 1979 the Company's last land operations had either been sold or foreclosed upon. At that time the Company ceased operations.

     In 1983, C. M. Ball was elected president of the Company. The Company then had 12,484,798 shares issued and outstanding and began to look for acquisitions such that the Company would have operations.

      In May of 1997, the Company entered into an agreement whereby the Company agreed to reorganize as a Nevada corporation, effecting a one for two reverse split and to issue 50,204,102 shares to acquire Infrared Systems International, a Nevada corporation ("ISI"), the licensee of certain technology relating to infrared sensing for use in Enhanced Vision Systems ("EVS").

      Gary E. Ball, the brother of C. M. Ball, formed ISI in 1992. In June of 1992, Gary E. Ball was employed as the program manager of EVS at Hughes Aircraft where he developed the technology, including the principal patent, licensed to the Company. In October of 1995, in connection with certain strategic business decisions being made by Hughes Aircraft, Hughes Aircraft offered Mr. Gary E. Ball a license of the EVS technology. The license included the patent submitted by Mr. Gary E. Ball and others, together with proprietary data related to the technology, proprietary business agreements, and unrestricted use of the licensed information and EVS knowledge acquired while Mr. Gary E. Ball was at Hughes Aircraft.

      The license agreement with Hughes required a prepayment and a royalty on each licensed product sold. The license is exclusive and limited to use of the technology relating to commercial aircraft licensed to operate by the United States Federal Aviation Administration or equivalent regulatory agency elsewhere. The agreement requires the consent of Hughes Aircraft to sublicense the technology, which consent will not be unreasonably withheld.

      ISI initially reached an agreement with Loral Fairchild Corporation wherein that entity would acquire ISI. That agreement did not close and is now the subject of litigation. See "Item 3. Legal Proceedings."

      In May of 1997, ISI entered into a license agreement with Kollsman, Inc. which contemplates the payment of a royalty based upon the number of licensed products sold by Kollsman and requires the personal consulting services of Mr. Gary E. Ball for which the Company will receive compensation. This agreement entitles ISI to an advanced royalty of $5,000 per month plus time and expenses for consulting services as well as an initial $20,000 advance. The royalty, based upon sales, decreases as the number of systems sold increases. While there can be no assurance of the ultimate amount of royalties generated over the term of the agreement, management of ISI estimates that there will be approximately $33,000,000 in royalties.

     Kollsman, Inc. is a commercial avionics and electronics company that designs, develops and manufactures flight instruments. It is a leading developer of Forward Looking Infrared Systems. These systems have primarily been utilized in military applications.

      The system designed by Kollsman that utilizes the Company's technology is based upon an infrared sensor unit placed in the nose of the aircraft. Output from the sensor unit is transmitted through a video interface and onto a heads up display located in an aircraft's cockpit. The image displayed approaches the quality of a black and white television image. The result is that night vision is enhanced and a pilot has the ability to see through fog, smoke, haze, rain and snow. In addition to improved situational awareness of the airport, traffic and surrounding terrain, the takeoff and landing minima resulting in fewer diversions, cancellations and delays.

      In October of 1997, Gulfstream, a manufacturer of large business aircraft, and Kollsman announced the execution of a memorandum of understanding to utilize the Company's technology on Gulfstream IV-SP and Gulfstream V aircraft. Gulfstream announced it is preparing for pre-prototype flight tests whose goal is to utilize the technology where the visual ceiling is no more than 50 feet and the runway visual range is no more than 700 feet.

      While the Company's primary efforts are directed toward supporting the Kollsman license, the Company is pursuing other areas of development for the Enhanced Vision Systems Technology. Not only can the technology can be used in a variety of cameras to reveal images through clouds or smoke but also to reveal critical characteristics that would otherwise not be seen such as characteristics of paintings and cattle. There are a multitude of medical applications, applications for preventative maintenance, uses in underwater imaging systems and emergency vehicle warning systems.

      Plan of Operation

      The Company's primary focus over the next several months will be to support the Kollsman licensing contract. While supporting this agreement, the Company plans to develop other commercial applications of the technology.

      Proprietary Technology

      The Company's technology rests upon the license of the patent and proprietary information licensed from Hughes Aircraft. Hughes Aircraft has determined to not pursue the technology's development at this time. Hughes Aircraft, however, could license the technology to others or determine to develop the technology itself.

      Notwithstanding the foregoing, the technology, including the patent, was developed by ISI's president, Mr. Gary E. Ball and he is continuing to develop and refine the technology.

      Competition

      ISI's technology competes with a number of vision enhancing devices. These devices include systems based not only on infrared technology but also on radar based technology. There are numerous entities possessing or developing radar and infrared vision enhancing technologies or other technologies. Many of these entities are quite large, possess significantly greater financial, technical and managerial resources, among other resources, than resources possessed by the Company or ISI.

      ISI believes, however, that its technology is a cost effective, real-time solution to vision enhancing. It is ISI's plan to exploit this technology.

      Employees

      The Company's only employee is Mr. Gary E. Ball.

      Item 2. Description of Property

      The Company leases 500 square feet of office space in Beverly Hills, California, for which it pays $1,000 per month. Until ISI develops additional applications or enters into a more rigorous engineering effort, ISI does not plan to expand its present office space.

      Item 3. Legal Proceedings.

      On October 7, 1997, ISI filed a lawsuit in the Superior Court of Orange County, California, against Loral Fairchild Corporation, a subsidiary of Loral Corporation for breach of contract or fraud seeking in excess of $20,000,000 in damages. The suit is based upon a contract under which Loral Fairchild was to acquire ISI. Lockheed Martin Corporation now owns Loral Corporation and has filed a counterclaim against ISI asserting various claims for alleged on-disclosure by ISI. The management of ISI believes that the counter claims are without merit and perhaps frivolous. ISI plans to pursue aggressively the litigation.

      Item 4. Submission of Matters to a Vote of Security Holders.

      The Company anticipates submitting in November of 1997 an Information Statement to its security holders for ratification and adoption of the ISI agreement of reorganization.

                                                 PART II

      Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is not traded. As of September 30, 1997 there were 901 stockholders of record.

      Item 6. Management's Discussion and Analysis or Plan of Operation.

      The Company's liquidity is provided through its agreement with Kollsman. Its revenues are derived from the license fees as well as the consulting fees provided to Mr. Gary E. Ball. The Company's only expenses are limited to payments to Mr. Gary E. Ball. For the nine months ended September 30, 1997, the Company's revenues were $77,184 compared to revenues for the twelve months ended December 31, 1996, of $51,503. The increase in revenues reflects the additional consulting fees derived from the arrangement with Kollsman.

      Item 7. Financial Statements.

      The Financial Statements identified in the Index to Financial Statements appearing under "Item 13.. exhibits, Financial Statement Schedules, and Reports on Form 8-K" are incorporated by reference.

      Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Matters.

      In the summer of 1997, the Company engaged John Semmens CPA to audit the books and records of the Company. The Company's books and records were previously audited in 1978. The Company is unable to locate that firm, Louis Z. Teitler, Certified Public Accountant.

                                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act.

      In May of 1997, Gary E. Ball and Wendy S. Ball were elected Directors of the Company. At the same time, Gary E. Ball was elected as President of the Company and Wendy S. Ball was elected as Secretary and Treasurer of the Company.

      Gary E. Ball, age 60, has been President and Chief Executive Officer of Infrared Systems International since 1992. From 1984 to 1992, Mr. Ball was employed at Hughes Aircraft where he developed EVS for Hughes Aircraft while he was Program Manager from 1989 to 1992. In addition, while at Hughes Aircraft, Mr. Ball was the International Marketing Manager for the Tactical Avionics Systems Division and also served as the Proposal and Program Manager for F-18 Thermal Imaging Navigation System. Prior to joining Hughes Aircraft in 1984, Mr. Ball was the Program Manager for various optical systems at Ford Aerospace and Northrop Aircraft. He is the author of several articles on Enhanced Vision Systems, the author and presenter of papers at National Symposiums and has participated in military advisory committees. He is the holder of three patents, including the Company's licensed patent from Hughes Aircraft on EVS.

     Wendy S. Ball, age55, is the spouse of Gary E. Ball. She has served as the Secretary and Treasurer of Infrared Systems International since 1993 and was elected as a director in 1994. From 1984 to 1993, Ms. Ball was an owner of two clothing boutiques in Southern California. From 1995 to 1996 she was an Account Manager and Executive for the West Coast Territory of Carolee Designs. Presently she is a Boutique Manager for Paris Fashions Inc. in Beverly Hills, California.

     Neither Mr. Gary E. Ball nor Wendy S. Ball have filed Form 3's, 4's, or 5's. The sole director prior to the election of the Balls was Mr. C.M. Ball. The Company does not know if Mr. C. M. Ball has filed the required Form 3's, 4's or 5's since becoming a director in 1983. The Company does not know of any stockholder at the present time that owns more than 1,250,000 shares of Common Stock nor that will own more than 5,644,601 shares of Common Stock following the consummation of the reorganization other than Mr Gary E. Ball and Wendy S. Ball who will own 18,480,000 shares following the reorganization. The Company, in any event, has not received any Form 3's, Form 4's or Form 5's filed on behalf of such beneficial owner.

      Item 10. Executive Compensation.

      Gary E. Ball is paid $5,000 per month. For the year ended December 31, 1996, the Company paid Mr. Gary E. Ball $60,000 and for the nine month period ended September 30, 1997, the Company paid Mr. Gary E. Ball $40,000. In addition, the Company prepaid an automobile lease in 1997 for Mr. Gary E. Ball in the amount of $17,439. No other executive is compensated.

      Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Gary E. Ball and Wendy S. Ball, spouses, will own an aggregate of 18,480,000 shares of the Company's Common Stock following the reorganization of the Company. This number of shares represents approximately 33% of the issued and outstanding shares following the reorganization. Prior to the reorganization, the Balls owned 18,480,000 shares of the Company's Common stock or approximately 32.8% of its issued and outstanding shares.

      Item 12. Related Party Transactions.

     The Company is indebted to Equishare Financial, Inc. in the amount of $17,432. Equishare Financial, Inc. is a wholly owned corporation of Mr. C.M. Ball, a former director of the Company. In addition, in connection with the acquisition of ISI by the Company, the Company issued to Equishare Financial, Inc. an aggregate of 1,624,000 shares of Common Stock.

      Item 13. Exhibits and Reports on Form 8-K.

      (a)Exhibits

Financial Statements
Report of Independent Certified Accountant....................................3
Balance Sheet as of September 30, 1997........................................4
Statement of Operations
 January 1, 1996 to December 31, 1996.........................................5
 January 1, 1997, to September 30, 1997.......................................6
Statement of Changes in Stockholder's Equity for period
  January 1,1996 to September, 30, 1997.......................................7
Statement of Cash Flows
  January 1, 1996 to December 31, 1996........................................8
 January 1, 1997 to September 30, 1997........................................9
Notes to Financial Statements................................................10

(b)      Reports on Form 8-K.

None.

(c)      Exhibit 23.1 Consent of Independent Accountant

                         SeaCrest Industries Corporation















                              Financial Statements





                                       and







                                Auditor's Report











                               September 30, 1997

                         SeaCrest Industries Corporation



                        CONTENTS                                           Page

Report of Independent Certified Public Accountant                             3

Balance Sheet as of September 30, 1997                                        4

Statement of Operations
     January 1, 1996 to December 31, 1996                                     5
     January 1, 1997 to September 30, 1997                                    6

Statement of Changes in Stockholder's
     Equity for period January 1, 1996
     to September 30, 1997                                                    7

Statement of Cash Flows
     January 1, 1996 to December 31, 1996                                     8
     January 1, 1997 to September 30, 1997                                    9

Notes to Financial Statements                                                10

                 John P. Semmens CPA, A Professional Corporation
                  24501 Del Prado Suite A, Dana Point, CA 92629
                      (TEL) 714-496-8800 (FAX) 714-443-0642

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Shareholders
SeaCrest Industries Corporation

I have audited the accompanying balance sheet of SeaCrest Industries Corporation (a Nevada corporation) as of September 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the periods January 1, 1997 to September 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management , as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly in all material respects, the financial position of SeaCrest Industries Corporation as of September 30, 1997 and the results of its operations and its cash flows for the periods January 1, 1996 to September 30, 1997, in conformity with generally accepted accounting principles.





                                                           John P. Semmens CPA
                                                    A Professional Corporation

Dana Point, California
October 21, 1997

















                                       [3]

                         SEACREST INDUSTRIES CORPORATION

                                  BALANCE SHEET

                               September 30, 1997


                                                   Infrared            Seacrest
                                                    Systems           Industries                Combined
ASSETS                                           International        (Delaware)                Proforma
Current Assets
    Cash in bank                                  $      281     $              0             $       281
    Prepaid licence agreement (Note 1)                25,000                    0                  25,000
    Prepaid automobile lease                          17,439                    0                  17,439
                                                    --------      ---------------               ---------

        Total current assets                          42,720                    0                  42,720

Other Assets
    Organization costs                                     0               17,432                  17,432
                                                  ----------            ---------               ---------

        Total Assets                              $   42,720           $   17,432                $ 60,152
                                                  ==========           ==========                ========


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accrued legal                                    $10,000        $           0              $   10,000
    Note payable - Equishare Financial
        Inc. (Note 2)                                      0               17,432                  17,432
    Advanced royalties                                25,000                    0                  25,000
                                                      ------           ----------                  ------

        Total current liabilities                     35,000               17,432                  52,432

Stockholders' Equity
    Common Stock - $0.001 par value,
    75,000,000 shares authorized,
    56,446,501 issued and outstanding                  7,720                    0                   7,720
                                                    --------           ----------                 -------

Total Liabilities & Stockholders' Equity             $44,720              $17,432                 $60,152

                                                     =======              =======                 =======















    The accompanying notes are an integral part of these financial statements
                                       [4]




                         SEACREST INDUSTRIES CORPORATION
                             STATEMENT OF OPERATIONS
               For the period January 1, 1996 to December 31, 1996

                                                   Infrared            Seacrest
                                                    Systems           Industries                Combined
                                                 International        (Delaware)                Proforma



Revenues                                             $51,503        $           0                 $56,503

Expenses                                              47,053                    0                  47,053
                                                    --------        -------------                --------

Net Income                                           $ 4,450         $          0                 $ 4,450
                                                     =======         ============                 =======



Net income per weighted-average share
    of common stock outstanding                                                                  $0.00008



Weighted-average number of shares
    of common stock outstanding (after merger)                                                 56,446,501
                                                                                               ==========

























    The accompanying notes are an integral part of these financial statements

                                       [5]
                        SEACREST INDUSTRIES CORPORATION
                             STATEMENT OF OPERATIONS
              For the period January 1, 1997 to September 30, 1997

                                                    Infrared            Seacrest
                                                     Systems          Industries                Combined
                                                  International       (Delaware)                Proforma
Revenues                                             $77,184        $           0                 $77,184

Expenses                                              92,336                    0                  92,336
                                                     -------        -------------                 -------

Net Income                                         $ (15,152)        $          0               $ (15,152)
                                                   ==========        ============               ==========



Net income per weighted-average share
    of common stock outstanding                                                                 $(0.00027)




Weighted-average number of shares
    of common stock outstanding (after merger)                                                 56,446,501

                                                                                               ==========












    The accompanying notes are an integral part of these financial statements

                                       [6]

                        SEACREST INDUSTRIES CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the period January 1, 1997 to September 30, 1997






                                                    Common Stock
                                            Combined        Infrared             SeaCrest
                                            Proforma         Systems            Industries          Combined
                                             Shares       International         (Delaware)          Proforma

Issuance of stock at
     initiation of operations:

SeaCrest Industries Corporation
    (A Delaware Corporation)               12,484,798      $          -         $         -         $         -

Infrared Systems International, Inc.
    (A Nevada Corporation)                 16,501,465             7,720                   -               7,720

Stock transactions subsequent to
     initiation of operations:

Reverse stock split SeaCrest
    Industries Corporation
    (A Delaware Corporation)               (6,242,399)                -                   -                   -

Redistribution of shares of
    Infrared Systems International
    Inc. (ISI) (A Nevada Corporation)       29,702,637                -                   -                   -

Additional shares issued subsequent
    to merger SeaCrest Industries
    Corporation (A Nevada
    Corporation)                             4,000,000                -                   -                   -
                                             ---------      -----------         -----------          ----------

Balance September 30, 1997                  56,446,501           $7,720         $         -              $7,720
                                            ==========           ======         ===========              ======









    The accompanying notes are an integral part of these financial statements
                                      [7]

                         SEACREST INDUSTRIES CORPORATION
                             STATEMENT OF CASH FLOWS
               For the period January 1, 1996 to December 31, 1996

                                                                  Infrared           Seacrest
                                                                   Systems          Industries          Combined
                                                                International       (Delaware)          Proforma

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period                                           $ 4,450       $           -          $ 4,450
                                                                    -------       -------------          -------

    Net Cash provided by operating activities                         4,450       $           -          $ 4,450
                                                                    -------       -------------          -------



CASH FLOWS USED IN INVESTING ACTIVITIES
Patent licensing agreement                                            5,000                   -            5,000
                                                                    -------         -----------          -------

    Net Cash used by investing activities                            (5,000)                  -            (5,000)
                                                                    --------        -----------           --------



CASH FLOWS FROM FINANCING ACTIVITIES
Advanced Royalties                                                    5,000                   -            5,000
                                                                    -------         -----------          -------

    Net Cash used by Financing activities                             5,000                   -            5,000
                                                                    -------         -----------          -------



Cash at beginning of period                                             983                   -              983
                                                                    -------         -----------          -------


Cash at end of period                                                $5,433                   -           $5,433
                                                                     ======         ===========           ======

















    The accompanying notes are an integral part of these financial statements

                                      [8]

                         SEACREST INDUSTRIES CORPORATION
                             STATEMENT OF CASH FLOWS
              For the period January 1, 1997 to September 30, 1997

                                                                  Infrared           Seacrest
                                                                   Systems          Industries          Combined
                                                                International       (Delaware)          Proforma

CASH FLOWS FROM OPERATING ACTIVITIES

Net income for the period                                         $ (15,152)      $           -         $ (15,152)
                                                                     10,000                   -           10,000
                                                                  ---------        ------------         --------

    Net Cash provided by operating activities                        (5,152)                  -            (5,152)
                                                                   ---------      -------------          ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
Patent licensing agreement                                           20,000                   -           20,000
                                                                    -------         -----------          -------

    Net Cash used by investing activities                            20,000                   -           20,000
                                                                     ------         -----------          -------



CASH FLOWS (USED) FINANCING ACTIVITIES
Advanced Royalties                                                  (20,000)                  -           (20,000)
                                                                    --------        -----------           --------

    Net Cash used by Financing activities                           (20,000)                  -           (20,000)
                                                                    --------        -----------           --------



Cash at beginning of period                                           5,433                   -            5,433
                                                                    -------         -----------          -------

Cash at end of period                                               $   281                   -          $   281
                                                                    =======         ===========          =======














    The accompanying notes are an integral part of these financial statements
                                       [9]

                         SEACREST INDUSTRIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND DESCRIPTION OF BUSINESS
SeaCrest Industries Corporation, (A Nevada Corporation) was Incorporated on June 2, 1997 under the laws of the state of Nevada. The Company was capitalized by a merger agreement dated May 12, 1997 between SeaCrest Industries Corporation, (A Delaware Corporation) and Infrared Systems International, Inc., (A Nevada Corporation). The stockholders of SeaCrest Industries Corporation, (A Delaware Corporation) traded their stock 2 shares for 1 share of the newly formed corporation. The stockholders of Infrared Systems International, Inc., (A Nevada Corporation) traded their stock 1 for 2.8 shares of the newly formed corporation. Infrared Systems International has been operating under a consulting agreement with Kollsman. The business purpose of the company is to full utilized its licensing agreement for infrared enhanced vision sensor systems under U.S. Patent No 5,534,694 held by Hughes Aircraft Company. The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES 1. Cash and cash equivalents The company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. 2. Income per share Income per share is computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents, if any, outstanding during the year/period. Note 1 - PREPAID LICENSE AGREEMENT Infrared Systems International, Inc. Has entered into a licensing agreement (D-71-091094.5) for Infrared Aircraft Landing System with Hughes Aircraft Company, dated October 1995. Infrared Systems International, Inc. paid $25,000 for this agreement. Hughes Aircraft Company is to receive $1000 per unit additional royalty as units are sold. $20,000 of this prepayment will be applied to royalty as units are sold. This prepayment grants Infrared Systems International, Inc. exclusive right to licensing.

    The accompanying notes are an integral part of these financial statements
                                      [10]

                         SEACREST INDUSTRIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

Note 2 - NOTE PAYABLE

The Company is indebted to Equishare Financial Inc., a wholly owned corporation of Mr. C.M. Ball. This note is payable upon demand and accrues interest at the rate of 5%.

Note 3 - LICENSING ROYALTY AGREEMENT

Infrared Systems International, Inc. has entered into a licensing royalty agreement with Kollsman, Inc. for marketing and distribution of Infrared Aircraft Landing Systems. This agreement has been assigned to SeaCrest Industries Corporation as part of the merger agreement. This agreement entitles SeaCrest to an advanced royalty of $5,000 per month plus time and expenses and an initial $20,000 advance. Management discussions with Kollsman have estimated that this agreement will generate approximately $33,000,000 in royalties over the duration of the agreement.

Note 4 - SIGNIFICANT STOCKHOLDER

Gary and Wendy Ball are greater than 10% shareholders of SeaCrest Industries Corporation, (A Nevada Corporation) holding 18,480,000 shares.





























    The accompanying notes are an integral part of these financial statements
                                      [11]

                                   SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SeaCrest Industries Corporation


By: /s/ Gary E. Ball
        Gary E. Ball


Dated: October 31, 1997

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Gary E. Ball                 October 31, 1997  President and Director
      Gary E. Ball



      /s/ Wendy S. Ball                October 31, 1997  Director
      Wendy S. Ball