Form 10QSB
period 1997-12-31
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For      the transition period from __________________ to ______________

Commission file number: 1-14219

                         SeaCrest Industries Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                                13-1976670
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

2720 Stemmons Freeway, South Tower, Suite 600, Dallas, TX             75207
-------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

                                 (214) 637-2972
                         (Registrant's telephone number)

              2510 N. Grand Avenue, Suite 104, Santa Ana, CA 92701
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2002: 12,484,689

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.










                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                                December 31, 1997

                         Seacrest Industries Corporation




                                  CONTENTS                              Page


         Report of Independent Certified
              Public Accountant                                         3


         Balance Sheet as of December 31, 1997
              and September 30, 1997                                    4


         Statement of Operations
              Quarter ended December 31, 1997 and
              and December 31, 1996                                     5


         Statement of Cash Flows
              Quarter ended December 31, 1997 and
              December 31, 1996                                         6


         Notes to Financial Statements                                  7

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation ( A Delaware Corporation )




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of December 31, 1997 and the related statements of operations, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



         A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.





                                               /s/ John P. Semmens CPA
                                               John P. Semmens CPA
                                               A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    December 31, 1997 and September 30, 1997




                                                                 December 31,          September 30,
ASSETS                                                               1997                  1997
------                                                        ------------------    -----------------
                                                                                        (Restated)


Current Assets
       Cash in bank                                           $                0    $               0
                                                                ----------------      ---------------


       Total current assets                                                    0                    0


Other Assets
       Organization costs                                                      0                    0
                                                                ----------------      ---------------


       Total Assets                                           $                0    $               0
                                                               =================      ===============


LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
       Accrued legal                                          $                0    $               0
                                                                ----------------      ---------------


       Total current liabilities                                               0                    0


Stockholders' Equity
       Common Stock - $.01 par value,
       12,500,000 shares authorized,
       12,484,689 issued and outstanding                                 124,847              124,847


Retained earnings                                                       (124,847)            (124,847)
                                                                ----------------      ---------------


       Total stockholders' equity                                              0                    0
                                                                ----------------      ---------------


Total Liabilities & Stockholders' Equity                      $                0    $               0
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Quarter ended December 31, 1997 and December 31, 1996




                                                                 December 31,          December 31,
                                                                     1997                  1996
                                                              ------------------    -----------------


Revenues                                                      $                0    $               0


Expenses                                                                       0                    0
                                                                ----------------      ---------------


Net Income                                                    $                0    $               0
                                                                ================      ===============


Net income per weighted-average share of
       common stock outstanding                               $                0    $               0
                                                                ================      ===============


Weighted- average number of shares of
       common stock outstanding                                       12,484,689           12,484,689
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Quarter ended December 31, 1997 and December 31, 1996




                                                                       December 31,            December 31,
                                                                           1997                    1996
                                                                     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES

       Net income ( loss ) for the period                            $               0       $               0


       Adjustments to reconcile net earnings to
         cash provided from operating activities                                     0                       0
                                                                       ---------------         ---------------


         Net Cash provided by operating activities                                   0                       0
                                                                       ---------------         ---------------


CASH FLOWS USED IN INVESTING ACTIVITIES

                                                                                     0                       0
                                                                       ---------------         ---------------


         Net Cash used by investing activities                                       0                       0
                                                                       ---------------         ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

                                                                                     0                       0
                                                                       ---------------         ---------------


         Net Cash used by Financing activities                                       0                       0
                                                                       ---------------         ---------------


Cash at beginning of period                                                          0                       0
                                                                       ---------------         ---------------


Cash at end of period                                                $               0       $               0
                                                                       ===============         ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                          NOTES TO FINANCIAL STATEMENTS




ORGANIZATION AND DESCRIPTION OF BUSINESS

SeaCrest Industries Corporation, (A Delaware Corporation) was Incorporated under the laws of the state of Delaware. The Company was originally created on November 16, 1959 to manufacture, produce, own, use, repair, service, maintain, mortgage, pledge or otherwise dispose of, and generally to trade and deal in and with, as principal, agent or otherwise, swimming pools and any and all machinery, tools, equipment, appliances, devices, supplies and materials used or useful in connection with or incidental thereto. The Company was also originally formed to deal in frozen foods, real estate, meat and grocery stores, super markets, and goods, wares and merchandise and personal property of every class and description. The Company has not transacted business since February 1984.

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

2.  Income per share

Income per share is computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents, if any, outstanding during the year/period.

3.  Restatement

The company restated its balance sheet as of September 30, 1997, to reflect corrections to certain accounts as previously reported as follows:

                                  Previously
                                  Reported                  Restated
Organization costs                $           17,432         $             0
Note payable                      $           17,432         $             0
Common Stock-par value            $                0         $       124,847
Retained Earnings                 $                0         $      (124,847)
Common Stock issued
     and outstanding                      12,484,798              12,484,689

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The registrant has not transacted business since February 1984, and since that time, the registrant has sought to acquire operating assets through the issuance of common stock. SeaCrest lacks assets, has no liabilities and as of September 1, 2002 had 12,484,689 shares of common stock, par value $0.01 per share issued and outstanding, a capital structure that has existed since at least 1996.

         SeaCrest's last operations ended in 1984. In 1997 SeaCrest attempted to reorganize as a Nevada corporation and acquire assets through a merger. In mid-1998 that reorganization and attempted merger were abandoned. SeaCrest did not incur expenses in connection with the 1997 and 1998 activities. Any expenses incurred since 1997, essentially the cost of keeping SeaCrest as an active Delaware corporation, have been assumed by C. M. Ball without reimbursement or expense from SeaCrest, reimbursement that C. M. Ball will not seek from SeaCrest.

         The accounting treatment for the acquisition of Availent by SeaCrest will be treated as a reverse merger, that is, as though Availent acquired SeaCrest.

         Management anticipates that the merger of SeaCrest and Availent will be completed October 2002. Following completion of the merger, the management plans to complete an equity placement of its common stock to raise up to $8,000,000. The purpose of this equity offering is three fold: to fund opening of offices of Availent on a national level, to develop corporate operational infrastructure for mortgage loan originator support and to provide capital reserves to establish lines of credit to fund the closing of mortgage loans.

                           PART II - OTHER INFORMATION

                                      None

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


         In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Quarterly Report on Form 10-QSB for the three month period ended December 31, 1997 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



      SeaCrest Industries Corporation



      /s/ Patrick McGeeney
      Patrick McGeeney
      President



      /s/ Woody Conradt
      Woody Conradt
      Chief Financial Officer



      Date:  September 26, 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                   SeaCrest Industries Corporation


Dated: September 26, 2002          /s/ Patrick McGeeney
                                   -----------------------------------
                                   Patrick McGeeney, President


                                   /s/ Woody Conradt
                                   -----------------------------------
                                   Woody Conradt, Principal Financial Officer