Form 10QSB
period 1998-03-31
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to ______________

Commission file number: 1-14219

                         SeaCrest Industries Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                        13-1976670
-------------------------------------------------------------------------------
 (State or other jurisdiction of        (IRS Employer Identification No.)
  incorporation or organization)

2720 Stemmons Freeway, South Tower, Suite 600, Dallas, TX         75207
-------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

                                 (214) 637-2974
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

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




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                                 March 31, 1998

                         Seacrest Industries Corporation




                                 CONTENTS                               Page


         Report of Independent Certified
              Public Accountant                                         3


         Balance Sheet as of March 31, 1998
         and September 30, 1997                                         4


         Statement of Operations
              Quarter ended March 31, 1998 and
              and March 31, 1997                                        5


         Statement of Cash Flows
              Quarter ended March 31, 1998 and
              March 31, 1997                                            6

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation (A Delaware Corporation)




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of March 31, 1998 and the related statements of operations, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.


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





                                          /s/ John P. Semmens CPA
                                          John P. Semmens CPA
                                          A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                      March 31, 1998 and September 30, 1997




                                                                   March 31,           September 30,
ASSETS                                                               1998                  1997
------                                                        ------------------    -----------------
                                                                                        (Restated)


Current Assets
       Cash in bank                                           $                0    $               0
                                                                ----------------      ---------------


       Total current assets                                                    0                    0


Other Assets
       Organization costs                                                      0                    0
                                                                ----------------      ---------------


       Total Assets                                           $                0    $               0
                                                                ================      ===============


LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
       Accrued legal                                          $                0    $               0
                                                                ----------------      ---------------


       Total current liabilities                                               0                    0


Stockholders' Equity
       Common Stock - $.01 par value,
       12,500,000 shares authorized,
       12,484,689 issued and outstanding                                 124,847              124,847


Retained earnings                                                       (124,847)            (124,847)
                                                                ----------------      ---------------


Total stockholders' equity                                                     0                    0
                                                                ----------------      ---------------


Total Liabilities & Stockholders' Equity                      $                0    $               0
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
                 Quarter ended March 31, 1998 and March 31, 1997




                                                      For the Three                        For the Six
                                                      Months Ended                        Months Ended
                                                        March 31,                           March 31,
                                            ---------------------------------   ---------------------------------
                                                  1998             1997              1998             1997
                                            ---------------   ---------------   --------------   ----------------


Revenues                                    $             0   $             0   $            0   $              0


Expenses                                                  0                 0                0                  0
                                               ------------   ---------------     ------------      -------------


Net Income                                  $             0   $             0   $            0   $              0
                                               ============      ============     ============      =============


Net income per weighted-
       average share of common
       stock outstanding                    $             0   $             0   $            0   $              0
                                               ============      ============     ============      =============


Weighted- average number of
       shares of common
       stock outstanding                         12,484,689        12,484,689       12,484,689         12,484,689
                                              =============     =============     ============      =============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
                 Quarter ended March 31, 1998 and March 31, 1997




                                                                         March 31,               March 31,
                                                                           1998                    1997
                                                                     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES

       Net income (loss) for the period                              $               0       $               0


       Adjustments to reconcile net earnings to
         cash provided from operating activities                                     0                       0
                                                                       ---------------         ---------------


         Net Cash provided by operating activities                                   0                       0
                                                                       ---------------         ---------------


CASH FLOWS USED IN INVESTING ACTIVITIES

                                                                                     0                       0
                                                                       ---------------         ---------------


         Net Cash used by investing activities                                       0                       0
                                                                       ---------------         ---------------


CASH FLOWS FROM FINANCING ACTIVITIES


                                                                                     0                       0
                                                                       ---------------         ---------------


         Net Cash used by Financing activities                                       0                       0
                                                                       ---------------         ---------------


Cash at beginning of period                                                          0                       0
                                                                       ---------------         ---------------


Cash at end of period                                                $               0       $               0
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

                           PART II - OTHER INFORMATION

                                      None

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


         In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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

                                      SeaCrest Industries Corporation


Dated: September 26, 2002             /s/ Patrick McGeeney
                                      -----------------------------------
                                      Patrick McGeeney, President


                                      /s/ Woody Conradt
                                      --------------------------
                                      Woody Conradt, Principal Financial Officer