Form 10KSB
period 1998-09-30
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended September 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 0-2252

                         SeaCrest Industries Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   13-1976670
-------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

2720 Stemmons Freeway, South Tower, Suite 600, Dallas, TX            75207
-------------------------------------------------------------------------------
       (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (214) 637-2972

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, par value $0.01
                                (Title of class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 16, 2002. $0

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 2002: 12,484,689

Item 1. Business.

         The registrant, SeaCrest Industries Corporation, a Delaware corporation, ("SeaCrest") was formed in 1959. From 1974 through 1979 the Company engaged in land sales in Texas and Idaho as well as insurance operations in Hawaii. In 1977, the insurance operations ceased and by 1979 the Company's last land operations had either been sold or foreclosed upon. At that time the Company ceased operations with winding up being completed in February 1984.

         The Company has not transacted business since February 1984 and since that time, the registrant has sought to acquire operating assets through the issuance of common stock.

         In 1983, C. M. Ball was elected president of SeaCrest. The Company then had 12,484,689 shares issued and outstanding and began to look for acquisitions such that the Company would have operations. Since that time, the only agreement that the registrant entered for the acquisition of assets occurred in mid-1997. This acquisition contemplated the reorganization of the registrant as a Nevada corporation and the acquisition of an enterprise, affiliated with C. M. Ball's brother, Gary E. Ball, that owned certain infrared sensing technology. To implement that acquisition, in mid-1997 C. M. Ball resigned all positions with the registrant, appointing Gary E. Ball and Wendy S. Ball, Gary E. Ball's spouse, as directors. In mid-1998, the transaction was abandoned and C. M. Ball was reappointed as the registrant's sole director, Gary E. Ball and Wendy S. Ball resigning upon C. M. Ball's reappointment.

         SeaCrest thereupon resumed looking for acquisitions of operating companies.

         In the first quarter of 2002, Availent Financial, Inc. ("Availent") entered into a discussion with C. M. Ball regarding the merger of Availent into SeaCrest. Availent desired to become a publicly traded company because it needed access to large amounts of capital that, in management's opinion, was not available in private markets. Further, being publicly held, in the opinion of Availent's management, gave greater credibility to Availent in discussions with lenders and purchasers of its mortgage loans that it originated. The management of SeaCrest desired to infuse operating assets in a company that had long been inactive.

         The transaction contemplates SeaCrest effecting a one-for-two reverse split and then merging Availent into SeaCrest in exchange for 54,000,000 shares of SeaCrest common stock. Consequently, immediately prior to the merger, SeaCrest would have 6,242,344 shares issued and outstanding and shareholders of SeaCrest prior to the merger would own approximately 10.4% of the Company following the merger. SeaCrest's name would be changed to Availent Financial, Inc. as part of the transaction.

         In connection with those discussions, Availent agreed to purchase from
C. M. Ball 1,005,000 shares (before the reverse stock split) of SeaCrest Common Stock for $200,000 plus pay another $50,000 for legal services. Because of C. M. Ball's familiarity with the registrant and its stockholders, his consulting with Availent, his assistance in capitalizing Availent, Availent issued to Mr. C. M. Ball approximately 11.6% of Availent's common stock (7,000,000 shares following the merger). In the first quarter of 2002, Availent borrowed from Bergstrom Investment Management, L.L.C. $500,000 to raise operating capital and pay C. M. Ball. Patrick McGeeney, President of Availent, and his spouse, Michele McGeeney, personally guaranteed this loan and Ms. McGeeney further secured the obligation to Bergstrom Investment Management, L.L.C. by pledging an annuity to secure its repayment. Bergstrom Investment Management, L.L.C. received 500,000 (before the reverse stock split) shares and was pledged an additional 500,000 shares (before the reverse stock split) against repayment of the loan. For guaranteeing this loan, once the loan is repaid and the pledge to Bergstrom Investment Management, L.L.C. is released, Michele McGeeney will receive 200,000 (before the reverse stock split) shares of the 1,005,000 SeaCrest Common Stock purchased from Mr. C.
M. Ball for assisting this transaction.

         Effective in May 2002, Mr. C. M. Ball appointed Patrick McGeeney as a director and President of SeaCrest, Michael Banes as a director of SeaCrest and Woody Conradt as Chief Financial Officer, Treasurer and Secretary of SeaCrest. Mr. Ball thereupon resigned as a director and officer of the registrant.

      The Company anticipates completing the merger in October 2002.

         Availent, formed in December 2001, is engaged in the mortgage banking industry. It distinguishes itself from other mortgage banking enterprises by forming limited liability partnerships with real estate brokers. These partnerships then place loan originators on the premises of the real estate broker with the purpose of capturing mortgage business related to the real estate office.

Item 2. Description of Property.

      SeaCrest neither owns nor leases office space.

Item 3. Legal Proceedings.

      SeaCrest is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is not traded. As of September 3, 2002 there were 884 stockholders of record.

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

Item 7. Financial Statements.

         The Financial Statements identified in the Index to Financial Statements appearing under "Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" are incorporated by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Matters.

         In the summer of 1997, the Company engaged John Semmens, CPA to audit the books and records of the Company. The Company's books and records were previously audited in 1978. The Company is unable to locate that firm, Louis Z. Teitler, Certified Public Accountant.

      John Semmens CPA remains the independent accountant for the registrant. Upon completion of the merger with Availent, the registrant anticipates changing its auditor to Gainer, Donnelly, & Desroches, L.C.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act.

         Effective May 10, 2002, two principals of Availent, Patrick McGeeney and Michael Banes, were appointed to the Board of Directors of SeaCrest and Woody Conradt was appointed Chief Financial Officer, Treasurer and Secretary of SeaCrest. The following table sets forth certain information regarding the Company's directors and executive officers after that date as well as directors to be appointed following the merger, Messrs. Schrader and Cram.

       Name              Age  Position

Patrick A. McGeeney      52   Director, President and Chairman of the Board

Michael L. Banes         35   Director, President of Availent Mortgage

Donald H. Cram (1)       63   Director of Availent

George R. Schrader (1)   71   Director of Availent

Jerry L. Armstrong (1)   55   Western Regional Manager, Availent Financial

Woody Conradt            41   Chief Financial Officer, Secretary and Treasurer

Jason Thomas Nichols (1) 30   Central Regional Manager, Availent Financial
(1) Not presently a Director or Officer of SeaCrest.

         Mr. C. M. Ball, age 71, who resigned as a director and all offices in May 2002, has been a private investor since his retirement in 1996.

         Patrick A. McGeeney co-founded Availent in 2000 and serves as its President and Chairman of the Board of Directors. He also serves as President of Availent Leasing. Prior to founding Availent, he was Chief Operating Officer of REALTEC Real Estate, a Dallas, Texas based franchise company that franchises real estate mortgage agencies within mortgage operations. At REALTEC, Mr. McGeeney was responsible for its operations and sales, developing REALTEC's brand identity and mortgage marketing. Prior to joining REALTEC in 1996, Mr. McGeeney owned a consulting firm counseling clients on financial services and marketing. He has spent 13 years as a marketing consultant and was with Young & Rubicam engaged in national brand marketing. He has been engaged in developing national brands for Clorox, Clorox 2, Maxwell House, Uncle Ben's Rice, National Oats Company among several others. He has also developed franchise marketing for several national companies. A graduate of Southern Methodist University, Mr. McGeeney serves on the Associate Board of the Southern Methodist University Cox School of Business.

         Michael L. Banes co-founded Availent in 2000 and serves as a director. He is also the President of Availent Mortgage. In February 2000, Mr. Banes founded Founders Mortgage, the predecessor company to Availent Mortgage. In July 1996, he joined REALTEC Real Estate, a Dallas, Texas based real estate/mortgage office franchisor and served as the Vice President of Mortgage Operations. Prior to joining REALTEC in 1996, Mr. Banes was the sole proprietor of two Chick-fil-A restaurants. He also held a Series 7 Securities license.

         Donald H. Cram became an advisory director of Availent in November, 2001. He retired as a mortgage banker in 1994. Upon his retirement, he was chairman of Cram Mortgage, a one billion dollar home loan servicing corporation. Since his retirement he has acted as an independent consultant, principally in the mortgage banking industry. Mr. Cram is the past director of the Texas Mortgage Bankers Association and former Chairman of the Fort Worth, Texas, City Planning Commission. He has also served as a director for J. P. Morgan Chase Bank of Fort Worth and of Magnolia Media Group.

         George R. Schrader became an advisory director of Availent in January 2001. For the last five years he has been a named member of Schrader & Cline, LLC, a financial and governmental management consulting firm. From 1983 to 1993, he was a principal of Schrader Investment Company whose activities paralleled those of Schrader & Cline, LLC. From 1972 to 1981, Mr. Schrader was City Manager for the city of Dallas, Texas. Since 1984, he has been a member of the Board of Directors of Overhill Corp., an American Stock Exchange listed company. For more than ten years, he served on the Board of Directors of Deutsch Bankers Trust Company Southwest, an investment banking firm providing financial services to state and local governments.

         Jerry L. Armstrong joined Availent in March 2002 and is Availent Financial's Western Regional Manager. In October 1996, Mr. Armstrong founded Charter Financial, a Southern California Mortgage Bank and Mortgage Broker. Mr. Armstrong has several years experience in commercial real estate development, retail mortgage lending, the management and training of sale representatives engaged in financial services and telephone franchising.

         Woody Conradt joined the Company in May 2002 and serves as the Company's Chief Financial Officer, Secretary and Treasurer. From August 1996 until joining the Company, Mr. Conradt was Chief Financial Officer, Secretary and Treasurer of Telsco Industries, Inc., a Dallas Texas based international manufacturer of commercial and residential irrigation systems and high-compression gas and pipeline fittings. Mr. Conradt is a Certified Public Accountant, working in public accounting for five years with Price Waterhouse.

         Jason Thomas Nichols joined Availent in October 2001 where he is Regional Manager of Availent Financial's Central Region. Prior to joining Availent Mortgage, Mr. Nichols was a financial advisor with Hibernia Investments, LLC, a firm he joined in June 1999 and where he managed over 500 clients and advised clients for six local branches. Prior to his engagement with Hibernia Investments, LLC, Mr. Nichols was a financial advisor with Morgan Keegan, an investment banker.

Item 10. Executive Compensation.

      No officer or director receives compensation from the registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership as of September 1, 2002, of the Common stock, presently (before the one-for-two reverse stock split) and assuming that the merger had been completed on that date (and after the one-for-two reverse stock split), by
(a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each director of the Company, Messrs. McGeeney and Banes, including those that are to be appointed following completion of the merger, Messrs, Schrader and Cram (c) each Executive Officer, Mr. Conradt, including those that are to be appointed following completion of the merger, Messrs. Armstrong and Nichols and (d) as directors and executive officers of the Company as a group, including those that are to be appointed following completion of the merger. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him as shown below:


                                        Number of                            Number of
Name and Address of                   Shares Owned                         Shares Owned
Beneficial Owner                     (Before Merger)     Percent          (After Merger)        Percent

Patrick McGeeney                            5,400(1)         -               16,852,215(1)        28.0%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207


Michael Banes                             124,200(1)(2)      1.0%            16,911,615(1)(2)     28.1%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Michele McGeeney                          320,400(2)         2.6%             3,904,537            6.5%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

C. M. Ball                                505,000(3)         4.0%             7,012,250            6.5%
17846 Tacoma Circle
Villa Park, CA 92681

Woody Conradt                              -                 -                        -            -
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

George R. Schrader (4)                     -                 -                   14,977            0.0%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Donald H. Cram(4)                          -                 -                        -            -
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Jerry Armstrong (5)                        -                 -                7,000,000           11.6%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Jason Thomas Nichols (5)                   -                 -                        -            -
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Gary V. Sutley                          2,000,000           16.0%             1,000,000            1.7%
P.O. Box 3054
Newport Beach, CA 92659

Cindy Giesseman(6)                      2,500,000           19.9%             1,250,000            2.1%

Christy Vogt(6)                         1,450,000           11.5%               725,000            1.2%

ALII of Honolulu Inc.                     750,000            6.0%               375,000            0.6%
Tower Suite 2550
Dallas, TX 75201

All Executive Officers and Directors      129,600(1)(2)(3)   0.0%            33,778,807           56.1%
As a group (3 persons)

----------


(1) Includes 5,400 and 4,600 shares (both before the reverse stock split) of Common Stock owned by Messrs. McGeeney and Banes, respectively, held in the name of C. M. Ball and pledged to Bergstrom Investment, L.L.C.
(2) Includes 119,600 and 120,400 shares (both before the reverse stock split) of Common Stock owned by Ms. McGeeney and Mr. Banes, respectively, held in the name of C. M. Ball and pledged to Bergstrom Investment L.L.C.

(3) Of these shares, 500,000 shares are pledged to Bergstrom Investment L.L.C. and all but 24,500 will be issued to four individuals upon payment of a loan to Bergstrom Investment, L.L.C.
(4) Messrs. Schrader and Cram have each been granted warrants to acquire 22,466 shares of the SeaCrest's Common Stock upon the consummation of the merger. The exercise price of the option is $0.10 per share.
(5) Messrs. Armstrong and Nichols have received warrants to acquire 37,443 and 149,773 shares, respectively, of SeaCrest's Common Stock upon completion of the merger. The exercise price of the option is $0.05 per share.
(6) Ms. Giesseman and Ms. Vogt are the adult daughters of Mr. Ball and Mr. Ball disclaims any beneficial interest in these shares.

Status of Stock

      Securities issued in connection with the merger may not be sold or otherwise transferred unless the securities are registered under the Securities Act of 1933 or an exemption from registration is otherwise available. Those owning Common Stock of SeaCrest that has been, prior to the merger, acquired from those that are affiliated with SeaCrest as well as their transferees are under similar restrictions. To the knowledge of the Company, that includes C. M. Ball and five transferees, Patrick McGeeney, Michael Banes, Michele McGeeney and Bergstrom Investment Management, L.L.C. and another individual affiliated with Availent.

Item 12. Related Party Transactions.

         Michele McGeeney is the spouse of Patrick McGeeney.

         In connection with the merger of Availent into SeaCrest, Availent agreed to purchase from C. M. Ball 1,005,000 shares (before the reverse stock split)of SeaCrest Common Stock for $200,000 plus pay another $50,000 for legal services. Because of C. M. Ball's familiarity with the registrant and its stockholders, Availent issued to C. M. Ball approximately 11.6% of Availent's common stock (7,000,000 shares following the merger). In the first quarter of 2002, Availent borrowed from Bergstrom Investment Management, L.L.C. $500,000 to raise operating capital and pay C. M. Ball. Patrick McGeeney, President of Availent, and his spouse, Michele McGeeney, personally guaranteed this loan and Ms. McGeeney further secured the obligation to Bergstrom Investment Management, L.L.C. by pledging an annuity to secure its repayment. Bergstrom Investment Management, L.L.C. received 500,000 (before the reverse stock split) shares and was pledged an additional 500,000 shares (before the reverse stock split) against repayment of the loan. For guaranteeing this loan, once the loan is repaid and the pledge to Bergstrom Investment Management, L.L.C. is released, Michele McGeeney will receive 200,000 (before the reverse stock split) shares of the 1,005,000 SeaCrest Common Stock purchased from Mr. C. M. Ball for assisting this transaction.

         In November 2001 Patrick McGeeney and Michael Banes loaned Availent $35,000 and $30,000, respectively. The loans have an interest rate of 15%, mature no later than December 31, 2002, but are payable upon demand. Further, Messrs McGeeney and Banes will receive 5,400 and 4,600 (both before the reverse stock split) shares of the SeaCrest's common stock following, presently pledged to Bergstrom Investment Management, L.L.C.

         In early 2002, Michele McGeeney and Michael Banes converted Preferred Stock of Availent owned by each into Availent Common Stock. In connection with that conversion, Ms. McGeeney and Mr. Banes were paid 120,400 shares and 119,600 shares (before the reverse stock split), respectively, of SeaCrest Common Stock.

         In connection with the merger, Mr. Ball required shares of Availent Common Stock which will result in the issuance to him of 7,000,000 shares (post merger) of Common Stock. Mr. Ball arranged for the pledge of securities securing the $500,000 bridge loan referred to above as well as the loan of $733,000 shares of Common Stock of a publically held entity traded on the bulletin board, Advance Technologies, Inc., to assist in the capitalization of Availent pending completion of an equity placement by the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

None.

(b)     Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                               September 30, 1998

                         Seacrest Industries Corporation




                                    CONTENTS                            Page


         Report of Independent Certified
         Public Accountant                                              3


         Balance Sheet as of September 30, 1998
         and September 30, 1997                                         4


         Statement of Operations
         Year ended September 30, 1998 and
         and September 30, 1997                                         5


         Statement of Changes in Stockholder's
              Equity for period October 1, 1996
              to September, 30 1998                                     6


         Statement of Cash Flows
              Year ended September 30, 1998 and
              September 30, 1997                                        7


         Notes to Financial Statements                                  8

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation ( A Delaware Corporation )



         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of September 30, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



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





                                              /s/ John P. Semmens CPA
                                              John P. Semmens CPA
                                              A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                                  BALANCE SHEET
                    September 30, 1998 and September 30, 1997




                                                                 September 30,         September 30,
ASSETS                                                               1998                  1997
------                                                        ------------------    -----------------
                                                                                        (Restated)


Current Assets
       Cash in bank                                            $               0     $              0
                                                               -----------------     ----------------


       Total current assets                                                    0                    0


Other Assets
       Organization costs                                                      0                    0
                                                                ----------------     ----------------


       Total Assets                                            $               0     $              0
                                                               =================     ================


LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
       Accrued legal                                           $               0     $              0
                                                               -----------------     ----------------


       Total current liabilities                                               0                    0


Stockholders' Equity
       Common Stock - $.01 par value,
       12,500,000 shares authorized,
       12,484,689 issued and outstanding                                 124,847              124,847


Retained earnings                                                       (124,847)            (124,847)
                                                                ----------------      ---------------


       Total stockholders' equity                                              0                    0
                                                                ----------------      ---------------


Total Liabilities & Stockholders' Equity                       $               0     $              0
                                                               =================     ================


                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
              Year ended September 30, 1998 and September 30, 1997




                                                                 September 30,         September 30,
                                                                     1998                  1997
                                                              ------------------    -----------


Revenues                                                      $                0    $               0


Expenses                                                                       0                    0
                                                                ----------------      ---------------


Net Income                                                    $                0    $               0
                                                                ================      ===============


Net income per weighted-average share of
       common stock outstanding                               $                0    $               0
                                                               =================     ================


Weighted- average number of shares of
 common stock outstanding                                             12,484,689           12,484,689
                                                                ================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 1998 and September 30, 1997




                                                          Common Stock
                                                 -------------------------------
                                                                                      Retained          Stockholders'
                                                       Shares            $            Earnings             Equity
                                                 ---------------  --------------    -------------    ------------------


Balance September 30, 1996                            12,484,689         124,847         (124,847)                    0

   Net income ( loss ) September
     30, 1997                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 1997                            12,484,689         124,847         (124,847)                    0

   Net income ( loss ) September
     30, 1998                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 1998                            12,484,689         124,847         (124,847)                    0
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 1998 and September 30, 1997




                                                                       September 30,           September 30,
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
                                                                      ================        ================

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                          NOTES TO FINANCIAL STATEMENTS




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

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


         In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Annual Report on Form 10-KSB for the period ended September 30, 1998 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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

SeaCrest Industries Corporation

By: /s/ Patrick A. McGeeney
Patrick A. McGeeney, President





By: /s/ Woody Conradt
Woody Conradt, Chief Financial Officer



Dated: September 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Patrick A. McGeeney        September 26, 2002                  Director
Patrick A. McGeeney





/s/ Michael L. Banes           September 26, 2002                  Director
Michael L. Banes