Form 10QSB
period 1999-06-30
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                         SeaCrest Industries Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware
-------------------------------------------------------------------------------
State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

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











                         Seacrest Industries Corporation
                           ( A Delaware Corporation )




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                                  June 30, 1999

                         Seacrest Industries Corporation




                             CONTENTS                                     Page


         Report of Independent Certified
              Public Accountant                                           3


         Balance Sheet as of June 30, 1999
              and September 30, 1998                                      4


         Statement of Operations
              Quarter ended June 30, 1999 and
              and June 30, 1998                                           5


         Statement of Cash Flows
              Quarter ended June 30, 1999 and
              June 30, 1998                                               6


         Notes to Financial Statements                                    7

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation ( A Delaware Corporation )




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of June 30, 1999 and the related statements of operations, and cash flows for the quarter then ended, in accordance with Statements on Standards or Accounting and Review Services issued by the American Institute of Certified Public Accountants.



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





                                               /s/ John P. Semmens CPA
                                               John P. Semmens CPA
                                               A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                            (A Delaware Corporation )
                                  BALANCE SHEET
                      June 30, 1999 and September 30, 1998




                                                                   June 30,            September 30,
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
                                                                ================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
                  Quarter ended June 30, 1999 and June 30, 1998




                                                      For the Three                       For the Nine
                                                      Months Ended                        Months Ended
                                                        June 30,                            June 30,
                                            ---------------------------------   ---------------------------------
                                                  1999             1998              1999             1998
                                            ---------------   ---------------   --------------   ----------------


Revenues                                    $             0   $             0   $            0   $              0


Expenses                                                  0                 0                0                  0
                                               ------------   ---------------     ------------   ----------------


Net Income                                  $             0   $             0   $            0   $              0
                                               ============      ============     ============     ==============
Net income per weighted-
       average share of common
       stock outstanding                    $             0   $             0   $            0   $              0
                                               ============      ============     ============     ==============


Weighted- average number of
       shares of common
       stock outstanding                         12,484,689        12,484,689       12,484,689         12,484,689
                                               ============      ============     ============     ==============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
                  Quarter ended June 30, 1999 and June 30, 1998




                                                                         June 30,                June 30,
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

                           PART II - OTHER INFORMATION

                                      None

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


         In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Quarterly Report on Form 10-QSB for the three month period ended June 30, 1999 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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

                                     SeaCrest Industries Corporation


Dated: September 26, 2002            /s/ Patrick McGeeney
                                     -----------------------------------
                                     Patrick McGeeney,President



                                     /s/ Woody Conradt
                                     --------------------------
                                     Woody Conradt, Principal Financial Officer