Form 10KSB
period 1999-09-30
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended September 30, 1999

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

None.

(b)      Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                               September 30, 1999

                         Seacrest Industries Corporation




                        CONTENTS                                          Page


         Report of Independent Certified
              Public Accountant                                           3


         Balance Sheet as of September 30, 1999
              and September 30, 1998                                      4


         Statement of Operations
              Year ended September 30, 1999 and
              and September 30, 1998                                      5


         Statement of Changes in Stockholder's
              Equity for period October 1, 1997
              to September, 30 1999                                       6


         Statement of Cash Flows
                  Year ended September 30, 1999 and
              September 30, 1998                                          7


         Notes to Financial Statements                                    8

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation (A Delaware Corporation)




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of September 30, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



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





                                                  /s/ John P. Semmens CPA
                                                  John P. Semmens CPA
                                                  A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    September 30, 1999 and September 30, 1998




                                                                 September 30,         September 30,
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
                                                                ================      ===============

                         Seacrest Industries Corporation
                             A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Year ended September 30, 1999 and September 30, 1998




                                                                 September 30,         September 30,
                                                                     1999                  1998
                                                              ------------------    -----------------


Revenues                                                      $                0    $               0


Expenses                                                                       0                    0
                                                                ----------------      ---------------


Net Income                                                    $                0    $               0
                                                                ================      ===============


Net income per weighted-average share of
       common stock outstanding                               $                0    $               0
                                                               =================      ===============


Weighted- average number of shares of
       common stock outstanding                                       12,484,689           12,484,689
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 1999 and September 30, 1998




                                                        Common Stock
                                                 -----------------------              Retained          Stockholders'
                                                       Shares            $            Earnings             Equity
                                                 ---------------  --------------    -------------    ------------------

   Balance September 30, 1997                         12,484,689         124,847         (124,847)                    0

   Net income (loss) September
     30, 1998                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

   Balance September 30, 1998                         12,484,689         124,847         (124,847)                    0

   Net income (loss) September
     30, 1999                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 1999                            12,484,689         124,847         (124,847)                    0
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 1999 and September 30, 1998




                                                                       September 30,           September 30,
                                                                           1999                    1998
                                                                     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES

       Net income (loss) for the period                              $               0       $               0


       Adjustments to reconcile net earnings to
       cash provided from operating activities                                       0                       0
                                                                       ---------------         ---------------


         Net Cash provided by operating activities                                   0                       0
                                                                       ---------------         ---------------


CASH FLOWS USED IN INVESTING ACTIVITIES

         Net Cash used by investing activities                                       0                       0
                                                                       ---------------         ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

         Net Cash used by Financing activities                                       0                       0
                                                                       ---------------         ---------------


       Cash at beginning of period                                                   0                       0


       Cash at end of period                                         $               0       $               0
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

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


         In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Annual Report on Form 10-KSB for the period ended September 30, 1999 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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