Form 10QSB
period 2000-06-30
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                                  June 30, 2000

                         Seacrest Industries Corporation




                         CONTENTS                                          Page


         Report of Independent Certified
              Public Accountant                                            3


         Balance Sheet as of June 30, 2000
              and September 30, 1999                                       4


         Statement of Operations
              Quarter ended June 30, 2000 and
              and June 30, 1999                                            5


         Statement of Cash Flows
              Quarter ended June 30, 2000 and
              June 30, 1999                                                6


         Notes to Financial Statements                                     7

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation (A Delaware Corporation)




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of June 30, 2000 and the related statements of operations, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



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





                                                /s/ John P. Semmens CPA
                                                John P. Semmens CPA
                                                A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                      June 30, 2000 and September 30, 1999




                                                                   June 30,            September 30,
ASSETS                                                               2000                  1999
------                                                        ------------------    -----------------


Current Assets
       Cash in bank                                           $                0    $               0
                                                                ----------------      ---------------


       Total current assets                                                    0                    0


Other Assets
       Organization costs                                                      0                    0
                                                                ----------------      ---------------


       Total Assets                                           $                0    $               0
                                                                ================      ===============


LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
       Accrued legal                                          $                0    $               0
                                                                ================      ===============


       Total current liabilities                                               0                    0


Stockholders' Equity
       Common Stock - $.01 par value,
       12,500,000 shares authorized,
       12,484,689 issued and outstanding                                 124,847              124,847


Retained earnings                                                       (124,847)            (124,847)
                                                                ----------------      ---------------


       Total stockholders' equity                                              0                    0
                                                                ----------------      ---------------


Total Liabilities & Stockholders' Equity                      $                0    $               0
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
                  Quarter ended June 30, 2000 and June 30, 1999




                                                      For the Three                       For the Nine
                                                      Months Ended                        Months Ended
                                                        June 30,                            June 30,
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
                                               ============      ============     ============      =============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
                  Quarter ended June 30, 2000 and June 30, 1999




                                                                         June 30,                June 30,
                                                                           2000                    1999
                                                                     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES

       Net income (loss) for the period                              $               0       $               0


       Adjustments to reconcile net earnings to
         Cash provided from operating activities                                     0                       0
                                                                       ---------------         ---------------


         Net Cash provided by operating activities                                   0                       0
                                                                       ---------------         ---------------


CASH FLOWS USED IN INVESTING ACTIVITIES

                                                                                     0                       0
                                                                       ---------------         ---------------


         Net Cash used by investing activities                                       0                       0
                                                                       ---------------         ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

                                                                                     0                       0
                                                                       ---------------         ---------------


         Net Cash used by Financing activities                                       0                       0
                                                                       ---------------         ---------------


Cash at beginning of period                                                          0                       0
                                                                       ---------------         ---------------


Cash at end of period                                                $               0       $               0
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

                           PART II - OTHER INFORMATION

                                      None

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


      In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Quarterly Report on Form 10-QSB for the three month period ended June 30, 2000 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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