Form 10QSB
period 2000-12-31
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                                December 31, 2000

                         Seacrest Industries Corporation




                        CONTENTS                                          Page


         Report of Independent Certified
              Public Accountant                                           3


         Balance Sheet as of December 31, 2000
              and September 30, 1999                                      4


         Statement of Operations
              Quarter ended December 31, 2000 and
              and December 31, 1999                                       5


         Statement of Cash Flows
              Quarter ended December 31, 2000 and
              December 31, 1999                                           6


         Notes to Financial Statements                                    7

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation (A Delaware Corporation)




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of December 31, 2000 and the related statements of operations, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



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





                                                /s/ John P. Semmens CPA
                                                John P. Semmens CPA
                                                A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                                  BALANCE SHEET
                    December 31, 2000 and September 30, 2000




                                                                 December 31,          September 30,
ASSETS                                                               2000                  2000
------                                                        ------------------    -----------------


Current Assets
       Cash in bank                                           $                0    $               0
                                                               -----------------     ----------------


       Total current assets                                                    0                    0


Other Assets
Organization costs                                                             0                    0


       Total Assets                                           $                0    $               0
                                                               =================      ===============


LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
       Accrued legal                                          $                0    $               0


Total current liabilities                                                      0                    0


Stockholders' Equity
       Common Stock - $.01 par value,
       12,500,000 shares authorized,
       12,484,689 issued and outstanding                                 124,847              124,847


Retained earnings                                                       (124,847)            (124,847
                                                                ----------------      ---------------


       Total stockholders' equity                                              0                    0
                                                                ----------------      ---------------


Total Liabilities & Stockholders' Equity                      $                0    $               0
                                                               =================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
              Quarter ended December 31, 2000 and December 31, 1999




                                                                 December 31,          December 31,
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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
              Quarter ended December 31, 2000 and December 31, 1999




                                                                       December 31,            December 31,
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

1.Cash and cash equivalents

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

                           PART II - OTHER INFORMATION

                                      None

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


      In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Quarterly Report on Form 10-QSB for the three month period ended December 31, 2000 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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