Form 10QSB
period 2001-03-31
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                         SeaCrest Industries Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware
-------------------------------------------------------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

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




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                                 March 31, 2001

                         Seacrest Industries Corporation





                          CONTENTS                                         Page


         Report of Independent Certified
         Public Accountant                                                 3


         Balance Sheet as of March 31, 2001
              and September 30, 2000                                       4


         Statement of Operations
              Quarter ended March 31, 2001 and
              and March 31, 2000                                           5


         Statement of Cash Flows
              Quarter ended March 31, 2001 and
              March 31, 2000                                               6


         Notes to Financial Statements                                     7

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation ( A Delaware Corporation )




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of March 31, 2001 and the related statements of operations, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



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





                                                /s/ John P. Semmens CPA
                                                John P. Semmens CPA
                                                A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                                  BALANCE SHEET
                      March 31, 2001 and September 30, 2000




                                                                   March 31,           September 30,
ASSETS                                                               2001                  2000
------                                                        ------------------    -----------------


Current Assets
       Cash in bank                                           $                0    $               0
                                                               -----------------     ----------------


       Total current assets                                                    0                    0


Other Assets
Organization costs                                                             0                    0
                                                                ----------------      ---------------


       Total Assets                                           $                0    $               0
                                                               =================      ===============


LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
Accrued legal                                                 $                0    $               0
                                                               -----------------     ----------------


       Total current liabilities                                               0                    0


Stockholders' Equity
       Common Stock - $.01 par value,
       12,500,000 shares authorized,
       12,484,689 issued and outstanding                                 124,847              124,847


Retained earnings                                                       (124,847)            (124,847)
                                                                ----------------      ---------------


       Total stockholders' equity                             $                0    $               0
                                                                ================      ===============


Total Liabilities & Stockholders' Equity                      $                0    $               0
                                                               =================     ================

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
                 Quarter ended March 31, 2001 and March 31, 2000




                                                      For the Three                        For the Six
                                                      Months Ended                        Months Ended
                                                        March 31,                           March 31,
                                            ---------------------------------   ---------------------------------
                                                  2001             2000              2001             2000
                                            ---------------   ---------------   --------------   ----------------


Revenues                                    $             0   $             0   $            0   $              0


Expenses                                                  0                 0                0                  0
                                               ------------      ------------     ------------      ----------------


Net Income                                  $             0   $             0   $            0   $              0
                                               ============      ============     ============      =============


Net income per weighted-
       average share of common
       stock outstanding                    $             0   $             0   $            0   $              0
                                               ============      ============     ============      =============


Weighted- average number of
       shares of common
       stock outstanding                         12,484,689        12,484,689       12,484,689         12,484,689
                                              =============      ============     ============      =============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
                 Quarter ended March 31, 2001 and March 31, 2000




                                                                         March 31,               March 31,
                                                                           2001                    2000
                                                                     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES

       Net income ( loss ) for the period                            $               0       $               0


       Adjustments to reconcile net earnings to
         cash provided from operating activities                                     0                       0
                                                                       ---------------         ---------------


Net Cash provided by operating activities                                            0                       0
                                                                       ---------------         ---------------


         CASH FLOWS USED IN INVESTING ACTIVITIES

       Net Cash used by investing activities                                         0                       0
                                                                       ---------------         ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

                                                                                     0                       0
                                                                       ---------------         ---------------


         Net Cash used by Financing activities                                       0                       0
                                                                       ---------------         ---------------


Cash at beginning of period                                                          0                       0
                                                                       ---------------         ---------------


Cash at end of period                                                $               0       $               0
                                                                      ================        ================

                         Seacrest Industries Corporation
                            ( A Delaware Corporation)
                          NOTES TO FINANCIAL STATEMENTS




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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES1.

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

                           PART II - OTHER INFORMATION

                                      None

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


      In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Quarterly Report on Form 10-QSB for the three month period ended March 31, 2001 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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