Form 10KSB
period 2001-09-30
SEACREST INDUSTRIES CORP
filed 2002-10-03
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended September 30, 2001

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

None.

(b)      Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                          Compiled Financial Statements



                                       and



                               Accountant's Report





                               September 30, 2001

                         Seacrest Industries Corporation




                         CONTENTS                                          Page


         Report of Independent Certified
              Public Accountant                                            3


         Balance Sheet as of September 30, 2001
              and September 30, 2000                                       4


         Statement of Operations
              Year ended September 30, 2001 and
              and September 30, 2000                                       5


         Statement of Changes in Stockholder's
              Equity for period September 30, 1998
              to September, 30 2001                                        6


         Statement of Cash Flows
                  Year ended September 30, 2001 and
              September 30, 2000                                           7


         Notes to Financial Statements                                     8

                 John P. Semmens CPA, A Professional Corporation
        30448 Rancho Viejo Rd, Suite 130, San Juan Capistrano, Ca. 92675
                      (TEL) 949-496-8800 (FAX) 949-443-0642





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         Board of Directors and Shareholders
         Seacrest Industries Corporation (A Delaware Corporation)




         I have compiled the accompanying balance sheet of Seacrest Industries Corporation (A Delaware Corporation) as of September 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



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





                                                    /s/ John P. Semmens CPA
                                                    John P. Semmens CPA
                                                    A Professional Corporation


         San Juan Capistrano, California
         September 17, 2002

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    September 30, 2001 and September 30, 2000




                                                                 September 30,         September 30,
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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Year ended September 30, 2001 and September 30, 2000




                                                                 September 30,         September 30,
                                                                     2001                  2000
                                                              ------------------    -----------------


Revenues                                                      $                0    $               0


Expenses                                                                       0                    0
                                                                ----------------      ---------------


Net Income                                                    $                0    $               0
                                                                ================      ===============


Net income per weighted-average share of
       common stock outstanding                               $                0    $               0
                                                                ================      ===============


Weighted- average number of shares of
       common stock outstanding                                       12,484,689           12,484,689
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 2001 and September 30, 2000




                                                          Common Stock
                                                                                      Retained          Stockholders'
                                                       Shares            $            Earnings             Equity
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 1999                            12,484,689         124,847         (124,847)                    0

   Net income (loss) September
     30, 2000                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 2000                            12,484,689         124,847         (124,847)                    0

   Net income (loss) September
     30, 2001                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 2001                            12,484,689         124,847         (124,847)                    0
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 2001 and September 30, 2000




                                                                       September 30,           September 30,
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

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


      In connection with the filing by SeaCrest Industries Corporation (the "Company") of the Annual Report on Form 10-KSB for the period ended September 30, 2001 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

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