Form 10QSB/A
period 1998-03-31
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements








                                 March 31, 1998

                         Seacrest Industries Corporation




                                 CONTENTS                               Page


         Balance Sheet as of March 31, 1998
         and September 30, 1997                                         3


         Statement of Operations
              Quarter ended March 31, 1998 and
              and March 31, 1997                                        4


         Statement of Cash Flows
              Quarter ended March 31, 1998 and
              March 31, 1997                                            5

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                      March 31, 1998 and September 30, 1997
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
                 Quarter ended March 31, 1998 and March 31, 1997
                                  (Unaudited)



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
                                              =============     =============     ============      =============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
                 Quarter ended March 31, 1998 and March 31, 1997
                                  (Unaudited)



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