Form 10QSB/A
period 1998-06-30
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements

                         Seacrest Industries Corporation




                         CONTENTS                                          Page



         Balance Sheet as of June 30, 1998
              and September 30, 1997                                       3


         Statement of Operations
              Quarter ended June 30, 1998 and"
              and June 30, 1997                                            4

         Statement of Cash Flows
              Quarter ended June 30, 1998 and
              June 30, 1997                                                5


         Notes to Financial Statements                                     6

                         Seacrest Industries Corporation
                            (A Delaware Corporation )
                                  BALANCE SHEET
                      June 30, 1998 and September 30, 1997
                                  (Unaudited)




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
                                                               =================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
                  Quarter ended June 30, 1998 and June 30, 1997
                                  (Unaudited)




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
                                               ============      ============     ============      =============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
                  Quarter ended June 30, 1998 and June 30, 1997
                                  (Unaudited)



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