Form 10QSB/A
period 1998-12-31
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements







                                December 31, 1998

                         Seacrest Industries Corporation




                      CONTENTS                                          Page



         Balance Sheet as of December 31, 1998
              and September 30, 1997                                    3


         Statement of Operations
              Quarter ended December 31, 1998 and
              and December 31, 1997                                     4


         Statement of Cash Flows
              Quarter ended December 31, 1998 and
              December 31, 1997                                         5


         Notes to Financial Statements                                  6

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    December 31, 1998 and September 30, 1998
                                  (Unaudited)



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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Quarter ended December 31, 1998 and December 31, 1997
                                  (Unaudited)



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
                                                                ================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
              Quarter ended December 31, 1998 and December 31, 1997
                                  (Unaudited)




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