Form 10QSB/A
period 1999-03-31
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements







                                 March 31, 1999

                         Seacrest Industries Corporation




                       CONTENTS                                          Page



         Balance Sheet as of March 31, 1999
         and September 30, 1998                                          3


         Statement of Operations
              Quarter ended March 31, 1999 and
              and March 31, 1998                                         4


         Statement of Cash Flows
              Quarter ended March 31, 1999 and
              March 31, 1998                                             5


         Notes to Financial Statements                                   6

                         Seacrest Industries Corporation
                            (A Delaware Corporation )
                                  BALANCE SHEET
                      March 31, 1999 and September 30, 1998
                                  (Unaudited)



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
                                                                 ===============      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation )
                             STATEMENT OF OPERATIONS
                 Quarter ended March 31, 1999 and March 31, 1998
                                  (Unaudited)




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
                                               ============      ============     ============      =============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
                 Quarter ended March 31, 1999 and March 31, 1998
                                  (Unaudited)




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