Form 10QSB/A
period 1999-06-30
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements







                                  June 30, 1999

                         Seacrest Industries Corporation




                             CONTENTS                                     Page



         Balance Sheet as of June 30, 1999
              and September 30, 1998                                      3


         Statement of Operations
              Quarter ended June 30, 1999 and
              and June 30, 1998                                           4


         Statement of Cash Flows
              Quarter ended June 30, 1999 and
              June 30, 1998                                               5


         Notes to Financial Statements                                    6

                         Seacrest Industries Corporation
                            (A Delaware Corporation )
                                  BALANCE SHEET
                      June 30, 1999 and September 30, 1998
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
                  Quarter ended June 30, 1999 and June 30, 1998
                                  (Unaudited)




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
                                               ============      ============     ============     ==============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
                  Quarter ended June 30, 1999 and June 30, 1998
                                  (Unaudited)



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

                                     SeaCrest Industries Corporation


Dated: November 12, 2002              /s/ Patrick McGeeney
                                     -----------------------------------
                                     Patrick McGeeney,President



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