Form 10QSB/A
period 2000-03-31
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                         Compiled Financial Statements






                                 March 31, 2000

                         SeaCrest Industries Corporation




                         CONTENTS                                         Page



         Balance Sheet as of March 31, 2000
         and September 30, 1999                                           3


         Statement of Operations
         Quarter ended March 31, 2000 and
         and March 31, 1999                                               4


         Statement of Cash Flows
         Quarter ended March 31, 2000 and
         March 31, 1999                                                   5


         Notes to Financial Statements                                    6

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                                  BALANCE SHEET
                      March 31, 2000 and September 30, 1999
                                  (Unaudited)




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
                                                               =================     ================

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
                 Quarter ended March 31, 2000 and March 31, 1999
                                  (Unaudited)




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
                                              =============     =============     ============      =============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
                 Quarter ended March 31, 2000 and March 31, 1999
                                  (Unaudited)




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