Form 10QSB/A
period 2000-12-31
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements








                                December 31, 2000

                         Seacrest Industries Corporation




                        CONTENTS                                          Page



         Balance Sheet as of December 31, 2000
              and September 30, 1999                                      3


         Statement of Operations
              Quarter ended December 31, 2000 and
              and December 31, 1999                                       4


         Statement of Cash Flows
              Quarter ended December 31, 2000 and
              December 31, 1999                                           5


         Notes to Financial Statements                                    6

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                                  BALANCE SHEET
                    December 31, 2000 and September 30, 2000
                                  (Unaudited)



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
                                                               =================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
              Quarter ended December 31, 2000 and December 31, 1999
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
              Quarter ended December 31, 2000 and December 31, 1999
                                  (Unaudited)




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