Form 10QSB/A
period 2001-03-31
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements





                                 March 31, 2001

                         Seacrest Industries Corporation





                          CONTENTS                                         Page


         Balance Sheet as of March 31, 2001
              and September 30, 2000                                       3


         Statement of Operations
              Quarter ended March 31, 2001 and
              and March 31, 2000                                           4


         Statement of Cash Flows
              Quarter ended March 31, 2001 and
              March 31, 2000                                               5


         Notes to Financial Statements                                     6

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                                  BALANCE SHEET
                      March 31, 2001 and September 30, 2000
                                  (Unaudited)




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