Form 10QSB/A
period 2001-06-30
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements







                                  June 30, 2001

                         Seacrest Industries Corporation




                        CONTENTS                                          Page



         Balance Sheet as of June 30, 2001
              and September 30, 2000                                      3


         Statement of Operations
              Quarter ended June 30, 2001 and
              and June 30, 2000                                           4


         Statement of Cash Flows
              Quarter ended June 30, 2001 and
              June 30, 2000                                               5


         Notes to Financial Statements                                    6

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                      June 30, 2001 and September 30, 2000
                                  (Unaudited)




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
                                              =============     =============     ============      =============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
                  Quarter ended June 30, 2001 and June 30, 2000
                                  (Unaudited)




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