Form 10QSB/A
period 2002-03-31
SEACREST INDUSTRIES CORP
filed 2002-11-13
CIK 88175

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




                          Compiled Financial Statements






                                 March 31, 2002

                         Seacrest Industries Corporation




                         CONTENTS                                          Page



         Balance Sheet as of March 31, 2002
              and March 31, 2001                                           3


         Statement of Operations
              Quarter ended March 31, 2002 and
              and March 31, 2001                                           4


         Statement of Cash Flows
              Quarter ended March 31, 2002 and
              March 31, 2001                                               5


         Notes to Financial Statements                                     6

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                        March 31, 2002 and March 31, 2001
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
                 Quarter ended March 31, 2002 and March 31, 2001
                                  (Unaudited)




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
                                              =============     =============     ============       ============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
                 Quarter ended March 31, 2002 and March 31, 2001
                                  (Unaudited)




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