Form 10KSB/A
period 1998-09-30
SEACREST INDUSTRIES CORP
filed 2002-11-14
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                Amendment No. 1

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

         In connection with those discussions, Availent agreed to purchase from
C. M. Ball 1,005,000 shares (before the reverse stock split) of SeaCrest Common Stock for $200,000 plus pay another $50,000 for legal services. Because of C. M. Ball's familiarity with the registrant and its stockholders, his consulting with Availent, his assistance in capitalizing Availent, Availent issued to Mr. C. M. Ball approximately 11.6% of Availent's common stock (7,000,000 shares following the merger). In the first quarter of 2002, Availent borrowed from Bergstrom Investment Management, L.L.C. $500,000 to raise operating capital and pay C. M. Ball. Patrick McGeeney, President of Availent, and his spouse, Michele McGeeney, personally guaranteed this loan and Ms. McGeeney further secured the obligation to Bergstrom Investment Management, L.L.C. by pledging an annuity to secure its repayment. From the 1,005,000 shares of SeaCrest acquired from Mr. Ball, Bergstrom Investment Management, L.L.C. received 500,000 (before the reverse stock split) shares and was pledged an additional 500,000 shares (before the reverse stock split) against repayment of the loan. For guaranteeing this loan, once the loan is repaid and the pledge to Bergstrom Investment Management, L.L.C. is released, Michele McGeeney will receive 200,000 (before the reverse stock split) shares of the 1,005,000 SeaCrest Common Stock purchased from Mr. C.
M. Ball for assisting this transaction.

         Effective in May 2002, Mr. C. M. Ball appointed Patrick McGeeney as a director and President of SeaCrest, Michael Banes as a director of SeaCrest and Woody Conradt as Chief Financial Officer, Treasurer and Secretary of SeaCrest. Mr. Ball thereupon resigned as a director and officer of the registrant.

      The Company anticipates completing the merger in December 2002.

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

      Management anticipates that the merger of SeaCrest and Availent will be completed December 2002. Following completion of the merger, the management plans to complete an equity placement of its common stock to raise up to $8,000,000. The purpose of this equity offering is three fold: to fund opening of offices of Availent on a national level, to develop corporate operational infrastructure for mortgage loan originator support and to provide capital reserves to establish lines of credit to fund the closing of mortgage loans.

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


                                        Number of                               Number of
Name and Address of                   Shares Owned                              Shares Owned
Beneficial Owner                     (Before Merger)           Percent         (After Merger)       Percent

Patrick McGeeney                            5,400(1)             -              16,852,215(1)        27.8%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Michael Banes                             124,200(1)(2)         0.9%            16,911,615(1)(2)     27.9%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207



Michele McGeeney                          520,400(2)(7)         2.6%             4,004,537            6.6%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

C. M. Ball                                505,000(3)            4.0%             7,012,250           11.6%
17846 Tacoma Circle
Villa Park, CA 92681

Woody Conradt                              -                    -                     -                -
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

George R. Schrader (4)(7)                  44,932               0.3%                37,443            0.1%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Donald H. Cram(4)(7)                       44,932               0.3%                22,466             -
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Jerry Armstrong (5)(7)                     74,886               0.6%             7,037,443           11.6%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Jason Thomas Nichols (5)(7)               299,546               2.3%               149,773            0.3%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Gary V. Sutley (8)                        200,000               0.2%               100,000            0.0%
P.O. Box 3054
Newport Beach, CA 92659


Cindy Giesseman(6)                      2,500,000              19.9%             1,250,000            2.1%

Christy Vogt(6)                         1,450,000              11.5%               725,000            1.2%

ALII of Honolulu Inc.                     750,000               6.0%               375,000            0.6%
Tower Suite 2550
Dallas, TX 75201

All Executive Officers and Directors      723,496(1)(2)(3)(7)   5.5%            41,010,955           67.7%
As a group (6 persons)

----------

(1) Includes 5,400 and 4,600 shares (before the one-for-two reverse stock split) of Common Stock owned by Messrs. McGeeney and Banes, respectively, held in the name of C. M. Ball and pledged to Bergstrom Investment, L.L.C.
(2) Includes 120,400 and 119,600 shares (before the one-for-two reverse stock split) of Common Stock owned by Ms. McGeeney and Mr. Banes, respectively, held in the name of C. M. Ball and pledged to Bergstrom Investment L.L.C.
(3) Of these shares, 500,000 shares are pledged to Bergstrom Investment L.L.C. and all but 24,500 will be issued to four individuals upon payment of a loan to Bergstrom Investment, L.L.C.

(4) Messrs. Schrader and Cram have each been granted warrants to acquire 22,466 shares of the SeaCrest's Common Stock upon the consummation of the merger. The exercise price of the option is $0.10 per share.
(5) Messrs. Armstrong and Nichols have received warrants to acquire 37,443 and 149,773 shares, respectively, of SeaCrest's Common Stock upon completion of the merger. The exercise price of the option is $0.05 per share.
(6) Ms. Giesseman and Ms. Vogt are the adult daughters of Mr. Ball and Mr. Ball disclaims any beneficial interest in these shares.
(7) Includes 200,000 shares Ms. McGeeney as well as 299,546; 74,886; 44,932; and 44,932 shares (before the one-for-two reverse stock split) Messrs. Nichols, Armstrong, Schrader and Cram have, respectively, the right to acquire pursuant to warrants. Ms.McGeeney's total is excluded in the aggregate amount for officers and directors.
(8) In August 2002 Mr. Sutley transferred 1,800,000 shares to seven individuals, Susan Smith, Robert G. Honish, Lon and Kelly Milligan, Alan Curtis, Ed Chung, Lee Delauer and Gary Ball. The 2,000,000 shares owned by Mr. Sutley prior to that transfer was 16.0% of the issued and outstanding shares of SeaCrest. Such transferees of Mr. Sutley cannot sell or otherwise transfer the shares unless the securities are registered under the Securities Act of 1933 or an exemption from registration is otherwise available, and Rule 144 will not provide an exemption from registration. See "Security Ownership of Managment And Others - Status of Stock."


Status of Stock

      All shares, not just shares issued in the merger, owned or to be owned by affiliates of pre-merger SeaCrest and their transferees cannot be sold otherwise transferred unless the securities are registered under the Securities Act of 1933 or an exemption from registration is otherwise available, and Rule 144 will not provide an exemption from registration. To the knowledge of the Company, affiliates of the Company include C. M. Ball (505,000 shares before the one-for-two reverse stock split plus 7,000,000 shares to be issued to Mr. Ball in connection with the merger) and five of his transferees are subject to this restriction, Patrick McGeeney, Michael Banes, Michele McGeeney, Bergstrom Investment Management, L.L.C. and Ted Dickerson (5,400; 124,200; 320,400; 500,000 and 30,500 shares, respectively, before the one-for two reverse stock split). In addition Mr. Sutley, Ms. Giessema and Ms. Vogt (200,000, 2,500,00 and 1,450,000 shares, respectively, before the one for two reverse split) and any transferee from them are under the same restrictions, including the transferees from Mr. Sutley, namely, Susan Smith, Robert G. Honish, Lon and Kelly Milligan, Alan Curtis, Ed Chung, Lee Delauer and Gary Ball (200,000, 510,000, 10,000, 400,000 and 200,000 shares respectively, before the one for two reverse split.

Item 12. Related Party Transactions.

         Michele McGeeney is the spouse of Patrick McGeeney.

      In February 2002 Availent entered into a bridge loan agreement in the amount of $500,000 with Bergstrom Investment Management, L.L.C. Patrick McGeeney and his spouse, Michele McGeeney, have personally guaranteed this loan. Michele McGeeney has also pledged an annuity securing the same bridge loan agreement. As compensation for securing this loan she was paid $25,000 on the date of the loan's closing and will be paid an additional 5% of the principal amount of the loan outstanding if it is not repaid within 180 days of the date of the loan. She is also paid monthly an amount equal to .25% of the principal amount outstanding on the loan at the time the lender is paid interest. She has received warrants to purchase 50,000 shares of Common Stock within thirty days after the closing of the merger of SeaCrest with Availent as well as the right to receive 200,000 shares of SeaCrest (before the one-for-two reverse stock split) upon the payment of Availent's obligation to Bergstrom Investment Management, L.L.C.

      On February 1, 2001, Michele McGeeney loaned Availent $290,000. The loan matured on January 31, 2002, and paid 13.8% interest per year, payable in advance. The note was renewed on February 1, 2002, and the renewed note matures on January 31, 2003. The renewed note has the same interest rate and interest on the renewed note was also paid in advance.

      In November 2001 Patrick McGeeney and Michael Banes loaned Availent $35,000 and $30,000, respectively. The loans have an interest rate of 15%, mature no later than December 31, 2002, but are payable upon demand. Further, Messrs McGeeney and Banes will receive 5,400 and 4,600 shares (before the reverse stock split) of the Company's stock following the merger.

      In addition, as of August 1, 2002, Michele McGeeney had loaned Availent another $250,000 with interest at 15% and 12 points paid in advance. The loans mature in January 2003. In July 2002 Patrick McGeeney and Michael Banes loaned the Company $40,000 and $13,300, respectively, with interest at 15% and 5 points, the points being payable at maturity, in December, 2002. The points were not paid in advance. In August 2002 Michael Banes loaned Availent $95,000 with interest at 15% with twelve additional points payable at maturity on October 25, 2002.

      In early 2002, Michele McGeeney and Michael Banes converted Preferred Stock of Availent owned by each into Availent Common Stock. In connection with that conversion, Ms. McGeeney and Mr. Banes were paid 120,400 shares (before the reverse stock split) and 119,600 shares (before the reverse stock split), respectively, of SeaCrest Common Stock.

      In connection with the merger, Mr. Ball acquired shares of Availent Common Stock which will result in the issuance to him of 7,000,000 shares (post merger) of Common Stock. Mr. Ball arranged for the pledge of securities securing the $500,000 bridge loan referred to above as well as the loan of 733,390 shares of Common Stock owned by him of a publicly held entity traded on the bulletin board, Advance Technologies, Inc., to assist in the capitalization of Availent pending the completion of an equity placement by the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

None.

(b)     Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                              Financial Statements






                               September 30, 1998

                         Seacrest Industries Corporation




                                    CONTENTS                            Page



         Balance Sheet as of September 30, 1998
         and September 30, 1997                                         3


         Statement of Operations
         Year ended September 30, 1998 and
         and September 30, 1997                                         4


         Statement of Changes in Stockholder's
              Equity for period October 1, 1996
              to September, 30 1998                                     5


         Statement of Cash Flows
              Year ended September 30, 1998 and
              September 30, 1997                                        6


         Notes to Financial Statements                                  7

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                                  BALANCE SHEET
                    September 30, 1998 and September 30, 1997
                                  (Unaudited)




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
                                                               =================     ================


                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF OPERATIONS
              Year ended September 30, 1998 and September 30, 1997
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 1998 and September 30, 1997
                                  (Unaudited)



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
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                           ( A Delaware Corporation )
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 1998 and September 30, 1997
                                  (Unaudited)




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



Dated: November 13, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Patrick A. McGeeney        November 13, 2002                  Director
Patrick A. McGeeney





/s/ Michael L. Banes           November 13, 2002                  Director
Michael L. Banes

                                 CERTIFICATIONS

I, Patrick A. McGeeney, certify that:

   1. I have reviewed this annualy report on Form 10-KSB of SeaCrest Industries Corporation;

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

Date  November 13, 2002

/s/ Patrick McGeeney

President

                                 CERTIFICATIONS

I, Woody Conradt, certify that:

    1. I have reviewed this annual report on Form 10-KSB of SeaCrest Industries Corporation;

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

Date:  November 13, 2002

/s/ Woody Conradt

Chief Financial Officer