Form 10KSB/A
period 1999-09-30
SEACREST INDUSTRIES CORP
filed 2002-11-14
CIK 88175

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

None.

(b)      Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                              Financial Statements



                               September 30, 1999

                         Seacrest Industries Corporation




                        CONTENTS                                          Page


         Balance Sheet as of September 30, 1999
              and September 30, 1998                                      3


         Statement of Operations
              Year ended September 30, 1999 and
              and September 30, 1998                                      4


         Statement of Changes in Stockholder's
              Equity for period October 1, 1997
              to September, 30 1999                                       5


         Statement of Cash Flows
                  Year ended September 30, 1999 and
              September 30, 1998                                          6


         Notes to Financial Statements                                    7

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    September 30, 1999 and September 30, 1998
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                             A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Year ended September 30, 1999 and September 30, 1998
                                  (Unaudited)



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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 1999 and September 30, 1998
                                  (Unaudited)




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
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 1999 and September 30, 1998
                                  (Unaudited)




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