Form 10KSB/A
period 2000-09-30
SEACREST INDUSTRIES CORP
filed 2002-11-14
CIK 88175

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

      In connection with those discussions, Availent agreed to purchase from C.
M. Ball 1,005,000 shares (before the reverse stock split) of SeaCrest Common Stock for $200,000 plus pay another $50,000 for legal services. Because of C. M. Ball's familiarity with the registrant and its stockholders, his consulting with Availent, his assistance in capitalizing Availent, Availent issued to Mr. C. M. Ball approximately 11.6% of Availent's common stock (7,000,000 shares following the merger). In the first quarter of 2002, Availent borrowed from Bergstrom Investment Management, L.L.C. $500,000 to raise operating capital and pay C. M. Ball. Patrick McGeeney, President of Availent, and his spouse, Michele McGeeney, personally guaranteed this loan and Ms. McGeeney further secured the obligation to Bergstrom Investment Management, L.L.C. by pledging an annuity to secure its repayment. From the 1,005,000 shares of SeaCreat acquired from Mr. Ball, Bergstrom Investment Management, L.L.C. received 500,000 (before the reverse stock split) shares and was pledged an additional 500,000 shares (before the reverse stock split) against repayment of the loan. For guaranteeing this loan, once the loan is repaid and the pledge to Bergstrom Investment Management, L.L.C. is released, Michele McGeeney will receive 200,000 (before the reverse stock split) shares of the 1,005,000 SeaCrest Common Stock purchased from Mr. C.
M. Ball for assisting this transaction.

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

None.

(b)      Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                              Financial Statements



                               September 30, 2000

                         Seacrest Industries Corporation




                         CONTENTS                                          Page




         Balance Sheet as of September 30, 2000
              and September 30, 1999                                       3


         Statement of Operations
              Year ended September 30, 2000 and
              and September 30, 1999                                       4


         Statement of Changes in Stockholder's
              Equity for period September 30, 1998
              to September, 30 2000                                        5


         Statement of Cash Flows
         Year ended September 30, 2000 and
              September 30, 1999                                           6


         Notes to Financial Statements                                     7

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    September 30, 2000 and September 30, 1999
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Year ended September 30, 2000 and September 30, 1999
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 2000 and September 30, 1999
                                  (Unaudited)




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
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 2000 and September 30, 1999
                                  (Unaudited)




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