Form 10KSB/A
period 2001-09-30
SEACREST INDUSTRIES CORP
filed 2002-11-14
CIK 88175

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

None.

(b)      Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                              Financial Statements




                               September 30, 2001

                         Seacrest Industries Corporation




                         CONTENTS                                          Page



         Balance Sheet as of September 30, 2001
              and September 30, 2000                                       3


         Statement of Operations
              Year ended September 30, 2001 and
              and September 30, 2000                                       4


         Statement of Changes in Stockholder's
              Equity for period September 30, 1998
              to September, 30 2001                                        5


         Statement of Cash Flows
                  Year ended September 30, 2001 and
              September 30, 2000                                           6


         Notes to Financial Statements                                     7

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    September 30, 2001 and September 30, 2000
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Year ended September 30, 2001 and September 30, 2000
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 2001 and September 30, 2000
                                  (Unaudited)




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
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 2001 and September 30, 2000
                                  (Unaudited)




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