Form 10QSB/A
period 2001-12-31
SEACREST INDUSTRIES CORP
filed 2002-11-14
CIK 88175

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




                              Financial Statements








                                December 31, 2001

                         Seacrest Industries Corporation




                          CONTENTS                                         Page



         Balance Sheet as of December 31, 2001
              and September 30, 2001                                       3


         Statement of Operations
              Quarter ended December 31, 2001 and
              and December 31, 2000                                        4


         Statement of Cash Flows
              Quarter ended December 31, 2001 and
              December 31, 2000                                            5


         Notes to Financial Statements                                     6

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    December 31, 2001 and September 30, 2001
                                  (Unaudited)




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
                                                               =================     ================

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Quarter ended December 31, 2001 and December 31, 2000
                                  (Unaudited)




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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Quarter ended December 31, 2001 and December 31, 2000
                                  (Unaudited)




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