Form 10KSB
period 2002-09-30
AVAILENT FINANCIAL INC
filed 2002-12-30
CIK 88175

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB



(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended September 30, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: : 0-02252

                            Availent Financial , Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   13-1976670
-------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

2720 Stemmons Freeway, South Tower, Suite 600, Dallas, TX             75207
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (214) 637-2972

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, par value $0.01
                                (Title of class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 16, 2002. $0

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December 16, 2002: 88,591,684

Item 1. Business.

      The registrant, Availent Financial, Inc., a Delaware corporation, ("Availent") was formed in 1959 under the name of SeaCrest Industries Corporation ("SeaCrest"). In December 2002, the registrant's name was changed to Availent Financial, Inc. From 1974 through 1979 the Company engaged in land sales in Texas and Idaho as well as insurance operations in Hawaii. In 1977, the insurance operations ceased and by 1979 the Company's last land operations had either been sold or foreclosed upon. At that time the Company ceased operations with winding up being completed in February 1984.

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

      In the first quarter of 2002, Availent Financial, Inc., a Texas corporation ("Availent-Texas") entered into a discussion with C. M. Ball regarding the merger of Availent-Texas into SeaCrest. Availent-Texas desired to become a publicly traded company because it needed access to large amounts of capital that, in management's opinion, was not available in private markets. Further, being publicly held, in the opinion of Availent-Texas's management, gave greater credibility to Availent-Texas in discussions with lenders and purchasers of its mortgage loans that it originated. The management of SeaCrest desired to infuse operating assets in a company that had long been inactive.

      The transaction contemplated SeaCrest effecting a one-for-two reverse split and then merging Availent-Texas into SeaCrest in exchange for 54,000,000 shares of SeaCrest common stock. Consequently, immediately prior to the merger, SeaCrest would have 6,242,344 shares issued and outstanding and shareholders of SeaCrest prior to the merger would own approximately 10.4% of the Company immediately following the merger. SeaCrest's name would be changed to Availent Financial, Inc. as part of the transaction. The merger, name change, increase in authorized shares and reverse stock split were effected December 4, 2002.

      In connection with those discussions, Availent-Texas agreed to purchase from C. M. Ball 1,005,000 shares (before the reverse stock split) of SeaCrest Common Stock for $200,000 plus pay another $50,000 for legal services. Because of C. M. Ball's familiarity with the registrant and its stockholders, Availent-Texas issued to Mr. C. M. Ball approximately 11.6% of Availent-Texas's common stock (7,000,000 shares following the merger). In the first quarter of 2002, Availent-Texas borrowed from Bergstrom Investment Management, L.L.C. $500,000 to raise operating capital and pay C. M. Ball. Patrick McGeeney, President of Availent-Texas, and his spouse, Michele McGeeney, personally guaranteed this loan and Ms. McGeeney further secured the obligation to Bergstrom Investment Management, L.L.C. by pledging an annuity to secure its repayment. From the 1,005,000 shares of SeaCrest acquired from Mr. Ball, Bergstrom Investment Management, L.L.C. received 500,000 (before the reverse stock split) shares and was pledged an additional 500,000 shares (before the reverse stock split) against repayment of the loan. For guaranteeing this loan, once the loan is repaid and the pledge to Bergstrom Investment Management, L.L.C. is released, Michele McGeeney will receive 200,000 (before the reverse stock split) shares of the 1,005,000 SeaCrest Common Stock purchased from Mr. C.
M. Ball for assisting this transaction.

      Effective in May 2002, Mr. C. M. Ball appointed Patrick McGeeney as a director and President of SeaCrest, Michael Banes as a director of SeaCrest and Woody Conradt as Chief Financial Officer, Treasurer and Secretary of SeaCrest. Mr. Ball thereupon resigned as as a director and officer of the registrant.

      On December 6, 2002, the Company filed an information statement reflecting a consent to effect a one for ten reverse stock split.

      Availent-Texas, formed in December 2001, is engaged in the mortgage banking industry. It distinguishes itself from other mortgage banking enterprises by forming limited liability partnerships with real estate brokers.

These partnerships then place loan originators on the premises of the real estate broker with the purpose of capturing mortgage business related to the real estate office.

Item 2. Description of Property.

      SeaCrest neither owns nor leases real estate.

Item 3. Legal Proceedings.

      SeaCrest is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The Company's Common Stock is not traded. As of December 16, 2002 there were 888 stockholders of record.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The registrant has not transacted business since February 1984, and since that time, the registrant has sought to acquire operating assets through the issuance of common stock. SeaCrest lacks assets, has no liabilities and as of September 30, 2002 had 12,484,689 shares of common stock, par value $0.01 per share issued and outstanding, a capital structure that has existed since at least 1996.

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

      The accounting treatment for the acquisition of Availent-Texas by SeaCrest will be treated as a reverse merger, that is, as though Availent-Texas acquired SeaCrest.

      Following completion of the merger, the management plans to attempt an equity placement of its common stock to raise up to $10,000,000.

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

John Semmens CPA remains the independent accountant for the registrant. Upon completion of the merger with Availent-Texas, the registrant anticipates changing its auditor.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act.

      Effective May 10, 2002, two principals of Availent-Texas, Patrick McGeeney and Michael Banes, were appointed to the Board of Directors of SeaCrest and Woody Conradt was appointed Chief Financial Officer, Treasurer and Secretary of SeaCrest. The following table sets forth certain information regarding the Company's directors and executive officers as of Deember 16, 2002.

       Name             Age     Position

Patrick A. McGeeney     52      Director, President and Chairman of the Board

Michael L. Banes        35      Director, President of Availent Mortgage,
                                a wholly owned subsidiary

Jerry L. Armstrong      55      Western Regional Manager, Availent Financial

Woody Conradt           41      Chief Financial Officer, Secretary and Treasurer

Jason Thomas Nichols    30      Central Regional Manager, Availent Financial

      Mr. C. M. Ball, age 71, who resigned as a director and all offices in May 2002, has been a private investor since his retirement in 1996.

      Patrick A. McGeeney co-founded Availent-Texas in 2000 and serves as its President and Chairman of the Board of Directors. He also serves as President of Availent-Texas Leasing. Prior to founding Availent-Texas, he was Chief Operating Officer of REALTEC Real Estate, a Dallas, Texas based franchise company that franchises real estate mortgage agencies within mortgage operations. At REALTEC, Mr. McGeeney was responsible for its operations and sales, developing REALTEC's brand identity and mortgage marketing. Prior to joining REALTEC in 1996, Mr. McGeeney owned a consulting firm counseling clients on financial services and marketing. He has spent 13 years as a marketing consultant and was with Young & Rubicam engaged in national brand marketing. He has been engaged in developing national brands for Clorox, Clorox 2, Maxwell House, Uncle Ben's Rice, National Oats Company among several others. He has also developed franchise marketing for several national companies. A graduate of Southern Methodist University, Mr. McGeeney serves on the Associate Board of the Southern Methodist University Cox School of Business.

      Michael L. Banes co-founded Availent-Texas in 2000 and serves as a director. He is also the President of Availent Mortgage, a wholly owned subsidiary. In February 2000, Mr. Banes founded Founders Mortgage, the predecessor company to Availent Mortgage. In July 1996, he joined REALTEC Real Estate, a Dallas, Texas based real estate/mortgage office franchisor and served as the Vice President of Mortgage Operations. Prior to joining REALTEC in 1996, Mr. Banes was the sole proprietor of two Chick-fil-A restaurants. He also held a Series 7 Securities license.

      Jerry L. Armstrong joined Availent-Texas in March 2002 and is Availent Financial's Western Regional Manager. In October 1996, Mr. Armstrong founded Charter Financial, a Southern California Mortgage Bank and Mortgage Broker. Mr. Armstrong has several years experience in commercial real estate development, retail mortgage lending, the management and training of sale representatives engaged in financial services and telephone franchising.

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

      Jason Thomas Nichols joined Availent-Texas in October 2001 where he is Regional Manager of Availent Financial's Central Region. Prior to joining Availent-Texas Mortgage, Mr. Nichols was a financial advisor with Hibernia Investments, LLC, a firm he joined in June 1999 and where he managed over 500 clients and advised clients for six local branches. Prior to his engagement with Hibernia Investments, LLC, Mr. Nichols was a financial advisor with Morgan Keegan, an investment banker.

Section 16(a) Beneficial Ownership Reporting Compliance

To the knowledge of the registrant, Mr. Ball did not report changes of Beneficial Ownership for the fiscal year ended September 30, 2002.

Item 10. Executive Compensation.

      No officer or director received compensation from the registrant during fiscal 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership as of December 16, 2002, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock (b) each director of the Company; (c) each Executive Officer; and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him as shown below:


                                                                             Number of
Name and Address of                                                        Shares Owned         Percent
Beneficial Owner

Patrick McGeeney(1)                                                          20,693,852(1)        23.3%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Michael Banes(2)                                                             16,849,515(1)(2)     19.0%
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

Woody Conradt                                                                         -            -
2720 Stemmons Freeway
South Tower, Suite 600
Dallas, TX 75207

All directors and officers as a group (three persons)                        37,543,367           42.4%

                                     Other 5%Stockholders:

Jerry L. Armstrong(3)                                                         7,037,443            7.9%

C. M. Ball(4)                                                                 7,252,500            8.2%
17846 Tacoma Circle
Villa Park, CA 92681

Consolidated American Energy Resources, Inc.                                  7,087,335            8.0%
12015 De Or Drive
Dallas, Texas 75230

Meadow Holdings Corp.                                                         7,087,335            8.0%
59 Terapin Street
Mastic, New York 11950

S.O.S. Resource Services                                                      7,087,335            8.0%
403 East Main Street
Port Jefferson New York 11777

----------

(1) Includes(a) 3,744,337 (4.2%) shares held by Michele McGeeney, the spouse of Mr. McGeeney, of which Mr. McGeeney disclaimes beneficial ownership, (b) presently exercisable warrants to purchase 100,000 (0.1%) shares held by Ms. McGeeney, of which Mr. McGeeney disclaims beneficial ownership, and (c) 16,849515 (19.0%) shares held by Mr. McGeeney and pledged by Mr. McGeeney to Bergstrom Investment Management L.L.C. ("BIM") to secure indebtedness in the aggregate amount of $280,000 owed by the Corporation to BIM.
(2) Includes 16,849,515 (19.0%) shares held by Mr. Banes and pledged by Mr. Banes to BIM to secure indebtedness in the aggregate amount of $280,000 owned by the Corporation to BIM.
(3) Includes presently exercisable warrants to purchase 37,443 (less than 1%) shares held by Mr. Armstrong.
(4) Includes 252,500 (0.3%) held by Mr. Ball and pledged by Mr. Ball to BIM to secure indebtedness in the aggregate amount of $500,000 owed by the Corporation to BIM.

Status of Stock

      All shares, not just shares issued in the merger, owned or to be owned by affiliates of pre-merger SeaCrest and their transferees cannot be sold or otherwise transferred unless the securities are registered under the Securities Act of 1933 or an exemption from registration is otherwise available, and Rule 144 will not provide an exemption from registration. To the knowledge of the Company, affiliates of the Company include C. M. Ball (505,000 shares before the one-for-two reverse stock split plus 7,000,000 shares to be issued to Mr. Ball in connection with the merger) and five of his transferees are subject to this restriction, Patrick McGeeney, Michael Banes, Michele McGeeney, Bergstrom Investment Management, L.L.C. and Ted Dickerson (5,400; 124,200; 320,400; 500,000 and 30,500 shares, respectively, before the one-for two reverse stock split). In addition Mr. Sutley, Ms. Giesseman and Ms Vogt (200,000, 2,500,000 and 1,450,000 shares, respectively, before the one for two reverse split) and any transferee from them are under the same restrictions, including the transferees from Mr. Sutley, namely, Susan Smith, Robert G. Honish, Lon and Kelly Milligan, Alan Curtis, Ed Chung, Lee Delauer and Gary Ball (200,000, 510,000, 10,000, 400,000, 80,000, 400,000 and 200,000 shares, respectively, before the one for two reverse split).

Item 12. Related Party Transactions.

      Michele McGeeney is the spouse of Patrick McGeeney.

      In February 2002 Availent-Texas entered into a bridge loan agreement in the amount of $500,000 with Bergstrom Investment Management, L.L.C. Patrick McGeeney and his spouse, Michele McGeeney, have personally guaranteed this loan. Michele McGeeney has also pledged an annuity securing the same bridge loan agreement. As compensation for securing this loan she was paid $25,000 on the date of the loan's closing and will be paid an additional 5% of the principal amount of the loan outstanding if it is not repaid within 180 days of the date of the loan. At September 30, 2002, this amount was accrued but not paid. She is also paid monthly an amount equal to .25% of the principal amount outstanding on the loan at the time the lender is paid interest. She has received warrants to purchase 50,000 shares of Common Stock within thirty days after the closing of the merger of SeaCrest with Availent-Texas as well as the right to receive 200,000 shares of SeaCrest (before the one-for-two reverse stock split) upon the payment of Availent-Texas's obligation to Bergstrom Investment Management, L.L.C.

      On February 1, 2001, Michele McGeeney loaned Availent-Texas $290,000. The loan matured on January 31, 2002, and paid 13.8% interest per year, payable in advance. The note was renewed on February 1, 2002, and the renewed note matures on January 31, 2003. The renewed note has the same interest rate and interest on the renewed note was also paid in advance.

      In November 2001 Patrick McGeeney and Michael Banes loaned Availent-Texas $35,000 and $30,000, respectively. The loans have an interest rate of 15%, mature no later than December 31, 2002, but are payable upon demand. Further, Messrs McGeeney and Banes will receive 5,400 and 4,600 shares (before the reverse stock split) of the Company's stock following the merger.


      In addition, as of August 1, 2002, Michele McGeeney had loaned Availent-Texas another $250,000 with interest at 15% and 12 points paid in advance. The loans mature in January 2003. In July 2002 Patrick McGeeney and Michael Banes loaned the Company $40,000 and $13,300, respectively, with interest at 15% and 5 points, the points being payable at maturity, in December, 2002. The points were not paid in advance. In August 2002 Michael Banes loaned Availent-Texas $95,000 with interest at 15% with twelve additional points payable at maturity on October 25, 2002. On October 15 and November 12, 2002, Bergstrom Investment Management LLC loaned the Company $75,000 and $280,000, respectively, with an interest rate of 15% per annum, plus five points payable in advance, maturing December 31, 2002, and receiving 43,000 warrants at an exercise price of $0.25 per share and 150,000 warrants at an exercise price equal to 80% of the offering price of the registrant's anticipated public offering. In addition, Bergstrom Investment Management LLC received 50,000 shares of Common Stock.


      In early 2002, Michele McGeeney and Michael Banes converted Preferred Stock of Availent-Texas owned by each into Availent-Texas Common Stock. In connection with that conversion, Ms. McGeeney and Mr. Banes were paid 120,400 shares (before the reverse stock split) and 119,600 shares (before the reverse stock split), respectively, of SeaCrest Common Stock.

      In connection with the merger, Mr. Ball acquired shares of Availent-Texas Common Stock which will result in the issuance to him of 7,000,000 shares (post merger) of Common Stock. Mr. Ball arranged for the pledge of securities securing the $500,000 bridge loan referred to above as well as the loan of 733,390 shares of Common Stock owned by him of a publicly held entity traded on the bulletin board, Advance Technologies, Inc., to assist in the capitalization of Availent-Texas pending the completion of an equity placement by the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

None.

(b)......Reports on Form 8-K.

None.

                         Seacrest Industries Corporation
                            (A Delaware Corporation)




                              Financial Statements



                               September 30, 2002

                         Seacrest Industries Corporation




                                             CONTENTS            Page


         Balance Sheet as of September 30, 2002
              and September 30, 2001                             3


         Statement of Operations
              Year ended September 30, 2002 and
              and September 30, 2001                             4


         Statement of Changes in Stockholder's
              Equity for period September 30, 2001
              to September, 30 2002                              5


         Statement of Cash Flows
              Year ended September 30, 2002 and
              September 30, 2001                                 6


         Notes to Financial Statements                           7

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                                  BALANCE SHEET
                    September 30, 2002 and September 30, 2001
                                   (Unaudited)




                                                                 September 30,         September 30,
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
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF OPERATIONS
              Year ended September 30, 2002 and September 30, 2001
                                   (Unaudited)




                                                                 September 30,         September 30,
                                                                     2002                  2001
                                                              ------------------    -----------------


Revenues                                                      $                0    $               0


Expenses                                                                       0                    0
                                                                ----------------      ---------------


Net Income                                                    $                0    $               0
                                                                ================      ===============


Net income per weighted-average share of
       common stock outstanding                               $                0    $               0
                                                                ================      ===============


Weighted- average number of shares of
       common stock outstanding                                       12,484,689           12,484,689
                                                                ================      ===============

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Year ended September 30, 2002 and September 30, 2001
                                   (Unaudited)




                                                          Common Stock
                                                                                      Retained          Stockholders'
                                                       Shares            $            Earnings             Equity
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 2000                            12,484,689         124,847         (124,847)                    0

   Net income (loss) September
     30, 2001                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 2001                            12,484,689         124,847         (124,847)                    0

   Net income (loss) September
     30, 2002                                                                                   0                     0
                                                 ---------------  --------------    -------------    ------------------

Balance September 30, 2002                            12,484,689         124,847         (124,847)                    0
                                                 ===============  ==============    ==============   ==================

                         Seacrest Industries Corporation
                            (A Delaware Corporation)
                             STATEMENT OF CASH FLOWS
              Year ended September 30, 2002 and September 30, 2001
                                   (Unaudited)




                                                                       September 30,           September 30,
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



Dated: December 17, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Patrick A. McGeeney        December 17, 2002                   Director
Patrick A. McGeeney





/s/ Michael L. Banes           December 17, 2002                   Director
Michael L. Banes

                                 CERTIFICATIONS

I, Patrick A. McGeeney, certify that:

   1. I have reviewed this annual report on Form 10-KSB of SeaCrest Industries Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date  December 17, 2002

/s/ Patrick McGeeney

President

                                 CERTIFICATIONS

I, Woody Conradt, certify that:

   1. I have reviewed this annual report on Form 10-KSB of SeaCrest Industries Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:  December 17, 2002

/s/ Woody Conradt

Chief Financial Officer