Form 10KSB
period 2002-12-31
AVAILENT FINANCIAL INC
filed 2003-04-15
CIK 88175

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                               For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                               For the transition period from ______ to _______

                               Commission file number:  0-02252


                            AVAILENT FINANCIAL, INC.
                 (Name of small business issuer in its charter)


                     Delaware                                                        13-1976670
--------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)


2720 Stemmons Freeway, South Tower, Suite 600, Dallas, Texas                            75207
--------------------------------------------------------------           ------------------------------------
        (Address of principal executive offices)                                      (Zip Code)


Issuer's telephone number: (214) 637-2972

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $801,827

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $229,800, based on 229,800 shares of common stock held by non-affiliates and computed by reference to the estimated value per share of common stock and sales of shares of common stock on March 6, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,106,568 shares of common stock as of April 11, 2003

                                TABLE OF CONTENTS

PART I

ITEM 1.     DESCRIPTION OF BUSINESS
ITEM 2.     DESCRIPTION OF PROPERTY
ITEM 3.     LEGAL PROCEEDINGS
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7.     FINANCIAL STATEMENTS
ITEM 8.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT
ITEM 10.    EXECUTIVE COMPENSATION
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
            STOCKHOLDER MATTERS
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.    CONTROLS AND PROCEDURES

SIGNATURES

INDEX OF EXHIBITS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

           As used in this report, unless the context requires otherwise, the terms "we," "us," "our," "company," and "Availent" refer to the consolidated operations of Availent Financial, Inc., a Delaware corporation, and its majority-owned limited partnerships and subsidiaries, including Availent Mortgage, Inc., Availent Leasing, Inc., and Availent Management, Inc.

            OVERVIEW

            We process residential mortgage loans originated either directly or through our majority-owned limited partnerships with real estate brokers and their affiliates (collectively, "real estate brokers"). We underwrite, either directly or through third party private mortgage insurance companies, and fund approximately 80% of these loans using a warehouse line of credit and investor table funds and then promptly sell the loans into the secondary capital markets. We distinguish our company from traditional mortgage companies by establishing limited partnerships with select real estate brokers and locating our loan officers on-site at the offices of these real estate brokers. Our business model allows us to "capture" mortgage loan business generated by the homebuying clients of these real estate brokers by providing the convenience of instant access to on-site mortgage loan services, including immediate pre-qualification. Each of these real estate brokers is selected using volume criteria and quality standards developed by our management. We originated and closed residential mortgage loans totaling $47.4 million during the twelve months ended December 31, 2002, as compared to loans totaling $9.7 million during the comparable period in 2001. During the three months ended December 31, 2002, we originated and closed $25.6 million residential mortgage loans.

            We recently initiated efforts to establish a property and casualty insurance agency business and intend, during 2003, to extend our business model into the commercial loan brokerage business. We believe that these businesses represent natural expansions of our existing mortgage operations and expect that our network of real estate brokers and agents and loan officers will provide leads and referrals for our proposed insurance business and commercial loan operations.

            OUR HISTORY

            We are a Delaware corporation originally incorporated in 1959 under the name SeaCrest Industries Corporation to conduct real estate and insurance operations and ceased all operations in 1984. From 1984 until December 2002, we had no business or operations. In December 2002, we re-commenced operations as a mortgage broker and mortgage banking company after consummating a merger with, and acquiring the business, operations, and assets of, Availent Financial, Inc., a Texas corporation ("Availent Holding"). The merger was accounted for as a reverse acquisition. Availent Holding was originally incorporated by co-founders Patrick A. McGeeney and Michael L. Banes and commenced its mortgage operations in February 2001.

            THE AVAILENT SOLUTION

            Real estate brokers and agents are the principal "gatekeepers" to the residential mortgage loan business that frequently establish the initial relationship with homebuyers and often refer homebuyers to mortgage companies to handle their financing needs. Consequently, mortgage companies often compete on the basis of, and depend upon existing relationships with real estate brokers and agents for, customer referrals. We believe that our strategy of "partnering" with real estate brokers allows us to provide support and the convenience of immediate accessibility to these gatekeepers and enables us to generate business and capitalize on customer referrals more effectively. Unlike traditional mortgage companies, we believe we are able to align more closely the goals of the real estate brokers with our goals by establishing the mutually-owned limited partnerships and sharing profits related to the mortgage business with these real estate brokers. We also believe that shared ownership of these limited partnerships promotes efficiency and cooperation between the real estate brokers and agents and our on-site loan officers.

            AVAILENT MORTGAGE

            As a direct-to-consumer residential mortgage loan company we process, originate, close, underwrite, fund, and promptly sell a variety of mortgage loans into the secondary capital markets, including long term and intermediate term mortgages, adjustable and fixed rate mortgages, no closing cost loans, home equity loans, and home equity lines of credit. Our mortgage loans are principally prime quality loans secured by single-family residences.

                        MORTGAGE BROKER

                        As a mortgage broker, we process only the residential
            mortgage loans that are originated either directly or through our majority-owned limited partnerships with real estate brokers. We obtain certain information from a prospective borrower and forward this information to a mortgage banker (which, in a majority of cases is our mortgage banking operation), who then underwrites, closes, and funds the related loans. In our capacity as mortgage broker, we typically receive borrower-paid compensation as well as mortgage-banker paid premiums on these loans.

                        MORTGAGE BANKER

                        As a mortgage banker, we underwrite, either directly or
            through third party private mortgage insurance companies, and fund residential mortgage loans using our warehouse line of credit and funding programs provided by national mortgage banking companies. We then promptly sell these loans into the secondary capital markets.

                        o Underwriting. As an underwriter, we underwrite mortgage loans pursuant to criteria and standards we establish to conform to the underwriting criteria and standards of the ultimate secondary capital market purchasers of these loans, including employment, income, and credit history, property value and characteristics, and available assets criteria and standards. These criteria and standards allow us to minimize the credit risk associated with these loans and generally require
                              (a) property appraisals that are provided to us by independent third party fee-based appraisers and
                              (b) complete borrower credit history reports that are provided to us by a credit reporting agency affiliated with Countrywide Home Loans.

                        o Quality Control. We also perform post-funding audits to monitor and evaluate our origination policies and procedures. In addition, we sample approximately 10% of all mortgage loans closed and subject them to a complete quality control review. Our management also receives reports on any deficiencies in the randomly sampled mortgage loans.

                        o Funding. We fund our loans using our warehouse line of credit and funding programs provided by national mortgage banking companies, and then promptly sell the closed loans into the secondary capital markets. A "warehouse line of credit" is an asset-backed financing vehicle for the interim financing of mortgage loans. The line of credit is fully collateralized by the underlying first and second trust deed mortgages. At the time of funding, the warehouse line of credit or the mortgage banking company funding program typically advances approximately 95% to 98% of the value of the mortgage loan (depending on the type of mortgage loan) and we self fund the remaining portion of the loan. The amount borrowed under the line of credit remains outstanding until the underlying mortgage loan is sold into the secondary capital markets. Upon the sale of the mortgage loan, the sale proceeds are used to repay the advance on the line of credit and any excess funds will represent repayment of our self funded portion of the loan plus gain on the sale of the mortgage loan. Our principal sources of mortgage banking income are gains from the sale of mortgage loans, which are derived based on the secondary capital market pricing and borrower-paid fees earned on these loans. Availent may, in the future, be able to provide mortgage banking services to third party mortgage brokers if we achieve certain net worth and other operational criteria.

                        o No Interest Rate Hedging or Loan Servicing. Our mortgage operations involve interest rate risks associated with interest rate changes between the time a mortgage loan is originally funded and the time the mortgage loan is subsequently sold. Although Availent has not established an interest rate hedging program to protect against or minimize these interest rate risks, we may engage in hedging activities as our average loan volumes increase. However, interest rate hedging strategies are complex and no hedging strategy can completely insulate us from the risks related to interest rate changes. We do not presently intend to service mortgage loans.


            OFFICES

            Real Estate Broker and Loan Officer Selection Criteria

            We believe that the real estate broker and loan officer selection process is critical to the potential success of each of our offices. Our senior management devotes significant time and resources to business development and the recruitment of prospective real estate brokers and loan officers. Although many of our existing offices have lower average loan volumes, we target real estate offices generating average annual residential sales volume of at least $80 million. Various other factors also are considered in the selection process including regional market demographics and developed performance standards. We also employ quality standards to screen prospective licensed real estate brokers on the basis of their reputation, both within the industry and with homebuyers in general. We utilize general market research, national and regional trade shows, and our existing relationships with real estate brokers and agents, title companies, and loan officers to identify and recruit qualified real estate brokers. Our on-site loan officer prospects are generally referred to us by the real estate brokers and agents with whom the loan officer would be sharing office space.

            Office Development and Office Locations

            The office selection and development process typically involves the identification and recruitment of a qualified real estate broker, discussions between our management and the real estate broker regarding an affiliated business arrangement, the formation of a limited partnership and execution of a limited partnership agreement with the real estate broker, and the hiring and training of the on-site loan officers to be located at the offices of the real estate broker. We retain a majority ownership interest in the limited partnerships of between 51% to 60%.

            Although we expect to utilize this office development process and structure in connection with our future offices, we may deviate or modify the selection process and/or ownership structure as warranted by our financial goals and business needs. For example, we may continue to occasionally locate our on-site loan officers in the offices of real estate brokers without the benefit of a limited partnership agreement. As of April 11, 2003, we maintained two such offices, including our offices in Dallas, Texas and Madison, Mississippi.

            We have seven limited partnerships in Alabama, Louisiana, Mississippi, and Texas. The following table sets forth, as of April 11, 2003, the name, location, month established, and loan volume for the three months ended December 31, 2002 of each of our existing offices.

                                                                                               LOAN VOLUME
                                                                                       FOR THE THREE MONTHS ENDED
                                                                  MONTH                    DECEMBER 31, 2002
    OFFICE NAME AND LOCATION                                   ESTABLISHED             (IN DOLLARS) (IN MILLIONS)
----------------------------------                           --------------            --------------------------
Availent Mortgage - Dallas
  Dallas, Texas (1)                                           February 2001                         0.8

Availent - Burns & Co., Ltd
   Baton Rouge, Louisiana                                      January 2002                         3.6

Availent Mortgage - Jackson
  Madison, Mississippi (1)                                     January 2002                         3.7

Availent - Bennett, Ltd.
  New Orleans, Louisiana                                        April 2002                          1.0

Availent - Orange Beach, Ltd.
  Orange Beach, Alabama                                          May 2002                           1.3

Availent - Mobile, Ltd
  Mobile, Alabama                                               July 2002                           1.3

Availent - Beth Wolff, LTD.
  Houston, Texas (2)                                           December 2002                        0.0

----------

(1) We do not have a limited partnership agreement in place for this office. The loan officer(s) at this office is/are employed by Availent Mortgage, Inc., a Texas corporation and a direct, wholly-owned subsidiary of Availent.

(2) This limited partnership was established in December 2002 and did not originate any loans during the three months ended December 31, 2002.

            COMPETITION

            The mortgage brokerage and banking industries are extremely fragmented and the barriers to entry have traditionally been very low. Availent also faces strong competition in the mortgage loan industry, principally from other mortgage companies, commercial banks and, to a lesser degree, credit unions and insurance companies. Many of our existing and potential competitors are well established and have significantly greater financial, marketing, and other resources than we do. Many of these competitors already maintain a significant number of offices in the areas in which we conduct our operations. Increased competition for mortgage loans from other mortgage brokers and bankers may result in a decrease in the volume of mortgage loans originated by Availent. If we are unable to compete effectively, our business, results of operations, and financial condition could be materially and adversely affected. We also compete with the retail or consumer direct divisions of the large, national mortgage lenders such as Chase Manhattan Mortgage, Countrywide Home Loans, Washington Mutual, and Wells Fargo Mortgage.

            Mortgage companies often compete on the basis of, and depend upon existing relationships with real estate brokers and agents for, customer referrals. We believe that our key competitive advantage is our existing network of real estate brokers who refer customers to us. We believe that our strategy of partnering with real estate brokers will allow for rapid credit decisions and a streamlined mortgage process. We also believe that real estate brokers and agents will gain confidence in our solution over time and want to partner with us so that their customers may realize the benefits provided by our products and services.

            GOVERNMENT REGULATION

            Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling and servicing of mortgage loans. We are licensed as a mortgage banker and/or mortgage broker, or are otherwise authorized to originate mortgage loans, in all states in which our business activities require us to be licensed. The mortgage loan business is highly regulated. In order to offer our mortgage loan services, we must comply with federal and state laws and regulations relating to licensing, advertising, loan disclosures and servicing, rate and fee limits, use of credit reports, notification of action taken on loan applications, privacy, discrimination, unfair and deceptive business practices, payment or receipt of kickbacks, referral fees or unearned fees in connection with the provision of real estate settlement services, and other requirements. Current laws, and those enacted or interpreted to deal with mortgage loan transactions and other aspects of our business, may be revised or interpreted in ways that adversely affect our business. We believe we are in substantial compliance with the laws applicable to our business, and have taken prudent steps to mitigate the risks associated with offering loan services and compliance with these regulations.

            In addition, we are an approved mortgage lender by the Department of Housing and Urban Development ("HUD") and are qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). Among other consequences, the failure to comply with HUD regulations could prevent us from reselling our mortgage loans or prevent our ability to enter into the servicing of mortgage loans should we choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, certain rights of rescission for mortgage loans, class action law suits, and administrative enforcement actions, any of which could have a material adverse effect on our results of operations and financial condition.

            Federal, state and local governmental authorities also regulate Availent's activities as a lender. The Truth In Lending Act and Regulation Z promulgated thereunder contain certain requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances where the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act of 1974 ("RESPA") and the Debt Collection Practices Act also subject us to filing an annual report with HUD. In addition, RESPA prohibits the payment or receipt of fees for the referral of settlement service business. This law and related regulations prohibit arrangements that could be deemed to be kick-backs. Although we believe that we are in substantial compliance with such regulations, the failure to succeed in our RESPA compliance program would have a severe adverse effect on our business.

            There can be no assurance that Availent will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state, or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult, more expensive, or impossible for us.

            CUSTOMER PRIVACY

            We believe that the privacy of customer information is important to uphold. We disclose our information handling practices in a detailed privacy policy, which is provided to our customers before closing. Our policy is based on industry best practices, fair information practices, and privacy law.

            The recently enacted Gramm-Leach-Bliley Act ("GLBA"), among other things:

o Restricts financial institutions from disclosing nonpublic personal information about a consumer, subject to certain exceptions;

o Requires financial institutions to disclose their privacy policies and practices with respect to information sharing;

o Does not preempt any state law that provides greater protection than provided for in the GLBA; and

o Requires that financial institutions provide a means for consumers to opt out of information sharing with third parties.

            EMPLOYEES

            As of April 11, 2003, we employed 25 total employees, all of whom were full time employees. However, we expect to significantly reduce the total number of employees within the next three months in an effort to reduce operating expenses, including salaries and related expenses and occupancy and other office expenses. If and when we are able to grow profitability, expand, open additional offices, and introduce more products and services, we expect to hire more personnel, particularly in the area of mortgage operations. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

                                  RISK FACTORS

            This report contains forward-looking statements within the meaning of the securities laws. Actual results and performance and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of certain risks and uncertainties set forth below and elsewhere in this report. You should carefully consider the following factors, the discussion under the caption "Cautionary Note on Forward-Looking Statements," and the other information in this report before buying or selling any shares of our common stock. Our business, financial condition, and operating results could be materially adversely affected by any one or more of the following risk factors. However, this report does not include a discussion of all risks and uncertainties applicable to Availent. Although we have attempted to include a discussion of the material risks known to us as of the date of this report, there may be additional risks that do not presently know of or that we currently believe are immaterial that could also materially adversely affect Availent. Availent disclaims any obligation to update these factors or to announce publicly the results of any revisions to any of the risk factors or forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BE ABLE TO OBTAIN PROFITABILITY

            As of December 31, 2002, we had an accumulated deficit of $3.9 million. We will need to generate significant revenues to obtain profitability. We may never obtain profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations, and financial condition could be materially adversely affected.

WE HAVE A LIMITED OPERATING HISTORY AND FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING OUR BUSINESS

            From 1984 until December 2002, we had no business or operations. In December 2002, we commenced operations as a mortgage broker and mortgage banking company after consummating a merger with, and through a reverse acquisition of the business, operations, and assets of, Availent Holding. Availent Holding was originally incorporated by co-founders Patrick A. McGeeney and Michael L. Banes and commenced its mortgage operations in February 2001. As a result of our limited operating history, our recent growth, and our reporting responsibilities as a public company, we may need to expand operational, financial, and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments. There can be no assurance that we will be able to successfully expand our systems or procedures or continue to operate if a downturn in the mortgage business occurs or at all. We also have no significant historical basis to assess how we will respond to competitive, economic, regulatory, or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like ours, which operate in new and rapidly developing industries and marketplaces. Our failure to address these risks and uncertainties could materially impact our results of operations and financial condition.

THE VIABILITY OF OUR BUSINESS MODEL IS UNPROVEN AND COULD FAIL

            The viability of our business model is unproven and no assurances can be made that we will be able to obtain profitability. Our revenue model depends heavily on revenue generated from customer referrals from real estate brokers and agents participating in our network of limited partnerships. There is no guarantee that we will be able to obtain sufficient customer referrals or that the revenue per customer referred will exceed our operating costs per customer. We cannot accurately predict what, if any, changes we would or could make to our business model in response to any uncertainties in the lending market.

IF WE ARE UNABLE TO MANAGE OUR RECENT GROWTH, OUR BUSINESS COULD BE ADVERSELY AFFECTED

            Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

THE TERMINATION OF ONE OR MORE OF OUR MORTGAGE FUNDING SOURCES WOULD ADVERSELY AFFECT OUR BUSINESS

            We depend on Warehouse One to fund our mortgage loan activities through the warehouse credit facility they provide. We also depend on investor table funds to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these financing sources becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. Upon expiration of these agreements we believe that Availent will be able to either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, there can be no assurance that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

OUR OPERATING RESULTS MAY BE NEGATIVELY IMPACTED BY SIGNIFICANT FLUCTUATIONS IN INTEREST RATES

            Mortgage banking companies, in general, and our future operating results, specifically, may be materially adversely impacted by fluctuations in interest rates. There can be no assurances that during future periods of rising interest rates that we will not experience a decline in consumers using our services due to shrinking credit demand. Conversely, during periods of robust credit demand, typically associated with falling interest rates, Lenders may have less incentive to use our marketplace. Either of these events could reduce our revenue and we cannot assess the effects of interest rates on our business over a broad range of interest rate environments.

OUR ABILITY TO ENGAGE IN PROFITABLE SECONDARY SALES OF LOANS MAY ALSO BE ADVERSELY AFFECTED BY INCREASES IN INTEREST RATES

            The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. The interest direct margin earned on loans held-for-sale significantly benefited from the spread between long-term and short-term interest rates during 2001 and in 2002. Based on historical trends, we would not expect the same level of benefit from interest rate spreads in a normal market.

WE DO NOT HAVE A HEDGING STRATEGY AND MAY NOT BE ABLE TO MANAGE THE RISK OF LOSSES CAUSED BY FLUCTUATIONS IN INTEREST RATES

            Many of our competitors attempt to manage interest rate risk exposure related to mortgage loan approvals through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. We have no experience administering a hedging program and have not implemented a hedging program to manage the risk of loss due to fluctuations in interest rates. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

TERMINATIONS OF LIMITED PARTNERSHIP AGREEMENTS AND OFFICE CLOSINGS COULD ADVERSELY AFFECT OUR BUSINESS

            We rely on customer referrals from real estate brokers to generate business and a significant number of loan applicants. We establish limited partnerships with these real estate brokers in order to locate our loan officers on-site at the offices of these real estate brokers. During the fiscal year ended December 31, 2002, approximately 90% of our mortgage loan applications were derived from the referrals to our on-site loan officers located at the offices of these real estate brokers. Our limited partnership agreements with these real estate brokers typically can be terminated for any reason upon prior written notice. There can be no assurance that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. We have closed, or expect to close ten of the 17 offices that existed as of January 2003. If a number of our significant limited partnership agreements were to be terminated or were to lapse without extension, we could lose a considerable number of customer referrals and loan applications and our business could be adversely affected.

WE MAY BE LIMITED OR RESTRICTED IN THE WAY WE ESTABLISH AND MAINTAIN OUR LIMITED PARTNERSHIPS WITH REAL ESTATE BROKERS BY LAWS GENERALLY APPLICABLE TO OUR BUSINESS AND THE MORTGAGE BANKING INDUSTRY

            As a mortgage broker, we face a level of regulatory risk. Until the laws, rules, and regulations governing our business are clarified, any company providing loan-related services will face compliance uncertainty. The applicability of existing or future referral fee prohibitions to the compensation provisions of fee advertising, marketing, distribution, and rental arrangements used by mortgage brokers and mortgage banking companies like us may have the effect of reducing the types and amounts of fees that we may charge or pay in connection with real estate loan products.

            For example, the Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender. RESPA and the related regulations also prohibit fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, including mortgage brokerage and lending services. Notwithstanding these prohibitions, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods, facilities or services provided. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, cease and desist orders and civil and criminal liability. Our mortgage products are residential real estate secured loans subject to these provisions of RESPA. Consequently, our relationships with real estate brokers, lenders, distribution partners, affiliates and other companies are subject to RESPA's prohibitions on payment or receipt of referral fees for referrals and for unearned fees or fee splits. We believe that we have structured these relationships to comply with RESPA. The applicability of RESPA's referral fee and fee splitting prohibitions to these types of relationships, however, is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject. RESPA and the Debt Collection Practices Act also subject us to filing an annual report with HUD. Although we believe that we are in substantial compliance with such regulations, the failure to succeed in our RESPA compliance program would have a severe adverse effect on our business.

            There can be no assurance that Availent will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state, or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult, more expensive, or impossible for us.

FAILURE TO COMPLY WITH LAWS GOVERNING OUR SERVICES OR MATERIAL CHANGES IN THE REGULATORY ENVIRONMENT RELATING TO MORTGAGE BANKING COMPANIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

            Our loan products and services and the real estate agent referral and other business relationships in which we operate essentially as a mortgage broker are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to our business, and considering our business has evolved and expanded in a relatively short period of time, we may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, termination of contracts without compensation, loss of exempt status, indemnification liability to lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect our business and results of operations.

MANY STATES REQUIRE US TO OBTAIN AND MAINTAIN LICENSES TO OFFER MANY OF OUR PRODUCTS AND WE ARE NOT LICENSED TO OFFER ALL OF OUR PRODUCTS IN EVERY STATE.

            Many, but not all, states require licenses to solicit or broker to residents of those states loans secured by residential mortgages. We are currently neither licensed nor able to accept credit requests for all loan products in every state. We are not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products or are exempt from licensing. In many of the states in which we are licensed, we are subject to examination by regulators. In addition, we are required to obtain real estate broker licenses, additional mortgage broker licenses and individual customer care department personnel licenses in numerous states. Failure to obtain these licenses and approvals could prevent us from receiving fees from the real estate agent referral and mortgage services programs we offer and may subject us to the types of fines, forfeitures and litigation discussed above.

IF OUR LENDERS FAIL TO PRODUCE REQUIRED DOCUMENTS FOR EXAMINATION BY STATE REGULATORS, WE MAY BE SUBJECT TO FINES, FORFEITURES AND THE REVOCATION OF REQUIRED LICENSES

            Many of the states in which we maintain licenses require us to collect various loan documents and produce the documents for examination by state regulators. We cannot assure that the measures we have taken to obtain and provide loan documents will be sufficient. Failure to produce required documents for examination could result in fines and forfeitures of the type described above as well as the revocation of our licenses to operate in key states, resulting in a material adverse affect on our business, results of operation and financial conditions.

BECAUSE SOME STATE REGULATIONS IMPOSE FILING OBLIGATIONS ON SOME OF OUR LARGEST STOCKHOLDERS AND CUSTOMERS, IF ANY OF THESE PARTIES FAIL TO COMPLY WITH THESE FILING OBLIGATIONS, WE MAY BE UNABLE TO OBTAIN OR MAINTAIN NECESSARY LICENSES IN THESE STATES FOR REASONS BEYOND OUR CONTROL

            Regulations promulgated by some states may impose compliance obligations on any person who acquires 10% or more of our common stock, including requiring that person to periodically file financial and other personal and business information with those state regulators. If any person acquires 10% or more of Availent's common stock and refuses or fails to comply with these requirements, we may not be able to obtain a license and existing licensing arrangements in particular states may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our operations or financial condition. The parties conducting business with us, such as lenders, similarly may be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation. The occurrence of one or more of these events could materially adversely affect our business, results of operation and financial condition.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

            The mortgage brokerage and banking industries are extremely fragmented and the barriers to entry have traditionally been very low. Availent faces strong competition in the mortgage loan industry, principally from other mortgage companies, commercial banks and, to a lesser degree, credit unions and insurance companies. Many of our existing and potential competitors are well established and have significantly greater financial, marketing, and other resources than we do. Many of these competitors already maintain a significant number of offices in the areas in which we conduct our operations. Increased competition for mortgage loans from other mortgage brokers and bankers may result in a decrease in the volume of mortgage loans originated by Availent. If we are unable to compete effectively, our business, results of operations, and financial condition could be materially and adversely affected. We also compete with the retail or consumer direct divisions of the large, national mortgage lenders such as Chase Manhattan Mortgage, Countrywide Home Loans, Washington Mutual, and Wells Fargo Mortgage.

UNCERTAINTY WITH RESPECT TO THE TIME IT TAKES TO CLOSE MORTGAGE LOANS CAN LEAD TO UNPREDICTABLE REVENUE AND PROFITABILITY

            The time between the date an application for a mortgage loan is received from a customer and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. Purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the mortgage loans applied for during that period do not close in a timely manner or at all.

OUR QUARTERLY OPERATING RESULTS ARE VULNERABLE TO SIGNIFICANT FLUCTUATIONS AND SEASONALITY AND ARE NOT AN INDICATION OF OUR FUTURE RESULTS

            Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that affect our revenue or expenses in any particular quarter, and investors should not rely on the results for any period as an indication of future performance. Our quarterly results will fluctuate in part based on the demand for and supply of consumer loans, which are a function of seasonal demand and fluctuations in interest rates and related economic factors, all of which are outside of our control. These temporary fluctuations could adversely affect our business. If revenue falls below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected.

            In addition, we expect that as our business matures we will experience seasonal fluctuations in our operating results due to fluctuations in consumer demand during the year, particularly for mortgage loans. For example, home buying behavior is seasonal. Typically there are a greater number of mortgage closings in the second and third quarters of a year as compared to the first and fourth quarters. Because of our limited operating history, it has not been possible for us to assess the impact of seasonal effects on our business.

WE DEPEND ON THE TIMELY AND COMPETENT SERVICES OF VARIOUS COMPANIES INVOLVED IN THE MORTGAGE PROCESS; IF THESE COMPANIES FAIL TO TIMELY AND COMPETENTLY DELIVER THESE SERVICES, OUR BUSINESS AND REPUTATION WILL BE DIRECTLY AND ADVERSELY AFFECTED

            We rely on other companies to perform services related to the loan underwriting process, including appraisals, credit reporting and title searches. Any interruptions or delays in the provision of these services may cause delays in the processing and closing of loans for our customers. If we are unsuccessful in managing the timely delivery of these services we will likely experience increased customer dissatisfaction and our business and reputation could be adversely affected.

CONTINUED TERRORIST ATTACKS, CONTINUED WAR, OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND DEPRESS OUR STOCK PRICE OR OTHERWISE ADVERSELY AFFECT OUR BUSINESS

            On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. The United States is currently engaged in war with Iraq. These attacks and this war have caused instability in the global financial markets and contributed to the volatility of the stock prices of many United States publicly traded companies. In the future, there may be armed hostilities, continued war, further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. Additionally, such disturbances could have a material adverse effect on our business, financial condition and operating results.

ITEM 2.     DESCRIPTION OF PROPERTY

            INVESTMENT POLICIES - INVESTMENTS IN REAL ESTATE MORTGAGES

            We currently process, originate, close, underwrite, fund, and promptly sell a variety of mortgage loans into the secondary capital markets, including long term and intermediate term mortgages, adjustable and fixed rate mortgages, no closing cost loans, home equity loans, and home equity lines of credit. Our mortgage loans are principally prime quality loans secured by single-family residences. We do not have a portfolio turnover policy.

ITEM 3.     LEGAL PROCEEDINGS

            On January 27, 2003, Darrin Elkins initiated a legal proceeding in the United States District Court for the Western District of Louisiana against Availent Mortgage and a former employee of Availent alleging violations of the Fair Credit Reporting Act and seeking unspecified damages, interest, and legal fees. This legal proceeding has been settled and Mr. Elkins has dismissed all claims.

            On April 2, 2003, Availent received a demand letter from legal counsel to C.M. Ball seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent Holding and Mr. Ball prior to the acquisition of Availent Holding by Availent. Availent disputes Mr. Ball's claims regarding the oral agreement and believes that Mr. Ball has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, Mr. Ball. Availent intends to vigorously defend against and contest the claims of Mr. Ball and pursue any potential counterclaims that may be available to Availent. Availent has previously offered to settle the dispute with Mr. Ball, but may withdraw the offer at any time without prior notice. In addition, Availent reserves the right to seek recovery against Mr. Ball if Availent discovers, during the course of its investigations with respect to the claims of Mr. Ball and the dispute with Mr. Ball, that Mr. Ball has in any way damaged Availent.

            Availent has also received a demand from legal counsel to Jerry L. Armstrong seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent Holding and Mr. Armstrong prior to the acquisition of Availent Holding by Availent. Availent disputes Mr. Armstrong's claims regarding the oral agreement and believes that Mr. Armstrong has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, Mr. Armstrong. Availent intends to vigorously defend against and contest the claims of Mr. Armstrong and pursue any potential counterclaims that may be available to Availent. Availent has previously offered to settle the dispute with Mr. Armstrong, but may withdraw the offer at any time without prior notice. In addition, Availent reserves the right to seek recovery against Mr. Ball if Availent discovers, during the course of its investigations with respect to the claims of Mr. Ball and the dispute with Mr. Ball, that Mr. Ball has in any way damaged Availent.

            We are not aware of any other material pending or contemplated legal proceeding involving claims against Availent or any assets of Availent. From time to time, we also are subject to various routine litigation and other legal proceedings incidental to the business of Availent. Our business, financial condition, and operations could be materially adversely affected by an outcome that is adverse to Availent with respect to any such litigation or legal fees or expenses related to investigating, contesting, and defending against the claims related to such litigation (whether or not we are successful in defending against such claims), and the diversion of the time and resources of the management of Availent in connection with such litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            AVAILENT HOLDING TRANSACTIONS

            On May 10, 2002, the Board, by written consent, unanimously appointed Patrick A. McGeeney and Michael L. Banes to the Board and approved, subject to stockholder approval, (a) amendments to Availent's certificate of incorporation to (i) change the name of the company from SeaCrest Industries Corporation to Availent Financial, Inc., (ii) effect a one-for-two reverse stock split to decrease the number of outstanding shares of common stock, par value $0.01 per share, from 12,484,689 to 6,242,344, (iii) increase the number of authorized shares of common stock from 12,500,000 to 100,000,000, and (iv) authorize the issuance of up to 10,000,000 shares of preferred stock and (b) the merger of Availent Holding with and into Availent and the issuance of 54,000,000 shares of common stock to the stockholders of Availent Holding pursuant to that certain Third Amended and Restated Agreement and Plan of Reorganization, dated March 1, 2002, by and between Availent and Availent Holding. On May 10, 2002, the holders of approximately 6,455,000 shares (or 51.7%) of the 12,484,689 total outstanding shares of common stock ratified the appointment of Messrs. McGeeney and Banes as directors of Availent and approved the foregoing transactions by written consent. Availent effected the name change, one-for-two reverse stock split, increase in authorized common stock, authorized preferred stock, and merger by filing articles of merger with the Secretary of State of the State of Texas and a certificate of merger and a certificate of amendment with the Secretary of State of the State of Delaware on December 4, 2002.

            ONE-FOR-TEN REVERSE STOCK SPLIT

            On December 4, 2002, the Board, by written consent, unanimously approved, subject to stockholder approval, an amendment to Availent's certificate of incorporation to effect a one-for-ten reverse stock split. On December 4, 2002, the holders of approximately 33,699,030 shares (or 55.9%) of the 60,242,344 total outstanding shares of common stock approved the reverse stock split by written consent. Availent effected the reverse stock split by filing a certificate of amendment with the Secretary of State of the State of Delaware on January 7, 2003.

            AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND STOCK OPTION PLAN

            On February 28, 2003, the Board, by written consent, unanimously approved, subject to stockholder approval, the 2003 Equity Incentive Plan and various amendments to Availent's certificate of incorporation, including amendments to increase the size of the Board, to provide for a classified Board, and to generally modernize Availent's certificate of incorporation. On February 28, 2003, the holders of approximately 4,689,313 shares (or 51.6%) of the 9,090,075 total outstanding shares of common stock approved the amendments to Availent's certificate of incorporation and the 2003 Equity Incentive Plan by written consent. Availent effected the amendments to Availent's certificate of incorporation by filing an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on April 11, 2003.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            MARKET INFORMATION

            There is no public trading market for our common stock and there can be no assurance that one will ever be established. Because Availent does not meet the qualifications for the New York Stock Exchange, The NASDAQ Stock Market, Inc., or other national exchanges or quotation systems, we have contacted a market maker to sponsor our common stock on the OTC Bulletin Board. Although the market maker has applied to quote our common stock on the OTC Bulletin Board, there can be no assurance that the application will be approved or that a public trading market will be established even if the application to quote our common stock is approved. Accordingly, it may be difficult to buy or sell shares of our common stock even if our common stock is quoted on the OTC Bulletin Board. Even if the application is successfully approved and our common stock is quoted on the OTC Bulletin Board, the market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond the control of Availent, including, without limitation, the following factors:

      o the absence of securities analysts covering Availent and distributing research and recommendations about Availent;

      o the liquidity of our common stock will be very low because very few shares of our common stock will be held by non-affiliates of Availent or otherwise non-restricted and the remaining shares of our common stock may only be eligible for sale under exemptions from registration under the Securities Act or pursuant to a registered offering;

      o the operating results and stock price performance of other comparable companies;

      o low trading volume because so many shares of our common stock are closely held; and

      o     overall stock market fluctuations;

      o     and other economic conditions generally.

            HOLDERS

            As of April 11, 2003, there were approximately 849 holders of record of our common stock.

            DIVIDENDS

            We have not declared a dividend during the last two fiscal years or any subsequent period and do not currently intend to declare any dividends in the future.

            SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

            Availent did not have any effective equity compensation plans as of December 31, 2002. The following table sets forth information, as of April 11, 2003, regarding (i) the number of securities to be issued upon the exercise of outstanding options, warrants, and rights, (ii) the weighted average exercise price of the outstanding options, warrants, and rights, and (iii) the number of securities remaining available for future issuance with respect to compensation plans (including individual compensation arrangements) under which equity securities of Availent are authorized for issuance, including all compensation plans previously approved by security holders and all compensation plans not previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                        Number of securities to be
                                         issued upon exercise of        Weighted average exercise         Number of securities
                                           outstanding options,        price of outstanding options,      remaining available
        Plan Category                      warrants and rights            warrants and rights ($)         for future issuance
-------------------------------         --------------------------     -----------------------------      --------------------
Equity compensation plans
approved by security holders(1)                      0                             N/A                         5,000,000

Equity compensation plans not
approved by security holders                        N/A                            N/A                             N/A


Total                                                0                             N/A                         5,000,000

----------

(1) The 2003 Equity Incentive Plan was adopted by the stockholders of Availent on February 28, 2003.

            RECENT SALES OF UNREGISTERED SECURITIES

            On December 4, 2002, Availent issued 54,000,000 shares of common stock to the stockholders of Availent Holding in exchange for all of the issued and outstanding shares of common stock of Availent Holding pursuant to the reorganization agreement in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering.

            On December 5, 2002, Availent issued 7,087,335 (pre-one-for-ten reverse stock split) shares of common stock to each of Consolidated American Energy Resources, Inc., Consolidated American Financial Services Group, L.C.C., Meadow Holdings Corp., and S.O.S. Resource Services, respectively (or an aggregate 28,349,340 shares of common stock representing approximately 32.0% of the 88,591,684 shares of common stock outstanding immediately after the issuance) in exchange for investor relations services pursuant to certain agreements in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of each of the entities that each such entity was an accredited investor at such time.

            On December 27, 2002, Availent issued 2,360,000 (pre-one-for-ten reverse stock split) shares of common stock and a warrant to purchase 2,360,000 (pre-one-for-ten reverse stock split) shares of common stock at an exercise price of $1.00 per share to Bergstrom Investment Management, L.L.C. in connection with a loan by Bergstrom to Availent and pursuant to that certain Agreement Regarding Stock and Warrants dated December 27, 2002 between Availent and Bergstrom in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Bergstrom that it was an accredited investor at such time.

            On February 12, 2003, Availent issued a warrant to purchase 100,000 and 125,000 shares of common stock at an exercise price of $1.00 per share to Bobby Lutz and Preston Trail Trading, L.P., respectively, in connection with a loan by Lutz to Availent and pursuant to that certain Loan Agreement dated February 12, 2003 between Availent and Mr. Lutz, that certain Warrant Agreement dated February 12, 2003 between Availent and Mr. Lutz, and that certain Warrant Agreement dated February 12, 2003 between Availent and Preston Trail Trading, L.P. in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of each of the entities that each such entity was an accredited investor at such time.

            On February 21, 2003, Availent issued a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share to Raymond Molina in exchange for consulting and financial advisory services pursuant to that certain Letter of Agreement dated February 21, 2003 between Availent and Mr. Molina in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Mr. Molina that he was an accredited investor at such time.

            On February 27, 2003, Availent issued a warrant to purchase 30,000 shares of common stock at an exercise price of $1.00 per share to Brockington Securities, Inc., the market maker that filed an application to quote our common stock on the OTC Bulletin Board, in exchange for investment banking services and pursuant to that certain Financial Services Agreement dated February 27, 2003 between Availent and Brockington in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Brockington that it was an accredited investor at such time.

            On March 6, 2003, Availent sold 10,000 shares of common stock to Stephen Smith for $10,000 in reliance upon Section 4(2) of the Securities Act and the fact that the transaction did not involve a public offering and the representations of Mr. Smith that he was an accredited investor at such time.

            On March 21, 2003, Availent issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share to Bobby Lutz in exchange for a loan by Mr. Lutz to Availent and pursuant to that certain Amendment to Loan Agreement dated March 21, 2003 between Availent and Mr. Lutz in reliance upon Section 4(2) of the Securities Act and the fact that the transaction did not involve a public offering and the representations of Mr. Lutz that he was an accredited investor at such time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

            This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the discussions under the captions "Description of Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as "may," "might," "will," "would," "should," "could," "project," "estimate," "pro forma,"

"predict," "potential," "strategy," "anticipate," "attempt," "develop," "plan," "help," "believe," "continue," "intend," "expect," "future," and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), or (iii).

            The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, dependence upon business referrals from real estate brokers or significant employees, inability to expand our business, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully comply with government regulations, failure to implement our business plans or strategies, failure to attract key employees or customers, or ineffectiveness of our marketing program to develop and capitalize on strategic alliances or limited partnerships with real estate brokers. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" and elsewhere in this report. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. Availent disclaims any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

     Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption "Risk Factors" in this report, our [Condensed Consolidated Financial Statements and the related notes thereto included in Item 7 of Part II of this report], and other documents filed by Availent from time to time with the Commission.

            PLAN OF OPERATION

            We are not currently able to satisfy our ongoing cash requirements and will have to raise significant additional funds in the next three months in order to continue to operate our business. We have experienced difficulties meeting our payroll obligations and making timely payments to our existing creditors and expect to significantly reduce the total number of employees and close a significant number of our offices in the next three months in an effort to reduce our total operating expenses. There can be no guarantee that we will be able to obtain additional or adequate financing in the next three months. A failure to obtain additional and adequate financing could have a material adverse effect on our financial condition, business, and results of operations.

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Mortgage Revenues and Brokerage Income

            Our principal sources of mortgage banking revenues are gains from the sale of mortgage loans, which are derived based on the secondary capital market pricing and borrower-paid fees earned on these loans. Availent also derives a portion of its mortgage revenues from the brokering of loans. Brokered loans are funded through lending partners and Availent never takes title to the mortgage.

            Change in Fiscal Year

            On January 17, 2003, Availent determined to change the fiscal year of Availent from a fiscal year ended September 30 to a fiscal year ended December 31.

            FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

            Results of operations for fiscal year 2002 compared to fiscal year 2001 are as follows:

                                                       2002                2001
                                                   ----------            --------
Revenue
-------
  Gain on sales of mortgages, brokerage income
    and loan origination fees                      $  801,827           $ 134,273
       Total revenues                                 801,827             176,191
  Operating expenses:
    Salaries and related expenses                   1,285,917             486,991
    Commissions                                       376,257                  --
    Other operating expenses                        1,216,857             393,209
    Warehouse interest                                 45,188                   0
    Occupancy and other office expenses               121,986              28,237
       Total operating expenses                     3,046,205             908,437
  Loss before minority interest and other
    income (expense)                               (2,244,378)           (774,164)
                                                  -----------           ---------
  Minority interests                                   18,512                 686
  Loss before other income (expense)               (2,225,866)           (773,478)
                                                  -----------           ---------
  Other income (expense):
    Interest expense - other                         (774,225)           (100,641)
    Financing costs                                   (41,905)                 --
    Gain on sale of property                              705                  --
    Interest income - other                             1,356              16,334
       Total other income (expense)                  (814,069)            (84,307)
  Net loss from operations                         (3,039,935)           (857,785)
                                                  -----------           ---------

            REVENUES

            Our principal sources of mortgage banking revenues are gains from the sale of mortgage loans, which are derived based on the secondary capital market pricing and borrower-paid fees earned on these loans. Availent also derives a portion of its revenues from the brokering of loans funded through our private lending partners. Availent also generates revenues from limited partnership-paid general partner fees and loan origination and processing fees. Loan origination and processing fee revenues have historically represented a significant percentage of our total revenues.

         Total Revenues. Total revenues for the fiscal year ended December 31, 2002 increased $625,636 from $134,273 for the twelve months ended December 31, 2001 to $801,827 for the twelve months ended December 31, 2002. However, management believes that a comparison of revenues from 2001 to 2002 is not meaningful because we operated as a mortgage broker only in 2001 and commenced our mortgage banking operations in 2002 and that revenues for the twelve months ended December 31, 2002 are not necessarily indicative of future operating results because we have closed, or intend to close within the next three months, a significant number of our offices that existed during fiscal year 2002. There can be no guarantee that we will not have to close additional offices or that we will be able to replace the revenue previously generated by our closed offices with increased loan volume at our remaining offices or newly opened offices.

         OPERATING EXPENSES

         Salaries and Related Expenses. Salaries and related expenses increased $798,926 from $486,991 for the twelve months ended December 31, 2001 to $1,285,917 for the twelve months ended December 31, 2002. This increase was primarily due to the increased number of offices from eight as of December 31, 2001 to 17 as of December 31, 2002 and the corresponding increase in the total number of employees from approximately 15 as of December 31, 2001 to 45 as of December 31, 2002.

         Commissions. Commissions increased $376,257 from $0 for the twelve months ended December 31, 2001 to $376,257 for the twelve months ended December 31, 2002. This increase was primarily attributable to the increase in the volume of loans closed during fiscal year 2002.

         Other Operating Expenses. Other operating expenses increased $798,184 from $393,209 for the twelve months ended December 31, 2001 to $1,216,857 for the twelve months ended December 31, 2002. This increase was primarily attributable to the creation and development of our in-house loan-processing department. Other operating expenses include office space, supplies, and equipment leasing expenses.

         Warehouse Interest. Warehouse interest increased $3,270 from $0 for the twelve months ended December 31, 2001 to $45,188 for the twelve months ended December 31, 2002 due to increased loan volume.

         Occupancy and Other Office Expenses. Occupancy and other office expenses increased $93,749 from $28,237 for the twelve months ended December 31, 2001 to $121,986 for the twelve months ended December 31, 2002. This increase was primarily due to the increased number of offices from eight as of December 31, 2001 to 17 as of December 31, 2002. Other office expenses include expenses such as rent, telephone, and miscellaneous office expenses.

         Total Operating Expenses. Total operating expenses increased $2,070,386 million from $908,437 for the twelve months ended December 31, 2001 to $3,046,205 for the twelve months ended December 31, 2002. This increase was primarily due to increase in the total number of offices and the general increase in loan volumes. We intend to focus on reducing our total operating expenses in fiscal 2003 including, without limitation, by reducing the total number of offices and employees.

         OPERATING INCOME (EXPENSE)

         Interest Expense - Other. Interest expense other increased $(699,048) from $(100,641) for the twelve months ended December 31, 2001 to $(774,225) for the twelve months ended December 31, 2002. This increase was primarily attributable to the establishment of our mortgage loaning operations and increased borrowings under our credit Facilities.

LIQUIDITY AND CAPITAL RESOURCES

        Availent's sources of liquidity include cash from the sale of mortgage loans, borrowings under its warehouse line of credit and other credit facilities, and the sale of debt and equity securities in private transactions. Availent's uses of cash include the funding of mortgage loans, repayment of amounts borrowed under warehouse and other lines of credit, salaries and commissions, other operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software, and leasehold improvements.

         Net cash provided by financing activities was $656,031 and $1,807,473 for the twelve months ended December 31, 2001 and 2002, respectively. Net cash provided by financing activities for fiscal years 2001 and 2002 was primarily from borrowings under Availent's warehouse line of credit and other credit facilities.

         Net cash used in operating activities was $(632,574) and $1,506,468 for the twelve months ended December 31, 2001 and 2002, respectively. The increase in loans held-for-sale from December 31, 2001 to December 31, 2002 is due to the amount of loan fundings exceeding the amount of loans sold for the respective periods. A funded loan remains held-for-sale until it is sold. Because Availent recognizes revenue on the sale of loans, rather than the funding of loans, the growth in loans held-for-sale reduced the amount of revenue that would have been recognized had those loans been sold in the twelve months ended December 31, 2001 and 2002.

         Availent has a warehouse line of credit that provides for borrowings up to $5.0 million for the interim financing of mortgage loans with Warehouse One. The line may only be used to fund mortgage loans in the ordinary course of business. In addition, the loans must have purchase commitments before any amounts may be drawn against the line. The line of credit is subject to interest at the greater of LIBOR and 4% per annum or the Federal Funds rate and 4% annum. Interest is increased by 4% and principal is reduced by 5% if the loan is not purchased within 45 days of acquisition date. The line is collateralized by a security interest in and to all of Availent's right, title, and interest in each mortgage loan pledged to Availent, each purchase commitment in existence, and the proceeds of the foregoing. The warehouse line of credit is subject to termination at the discretion of Warehouse One. Upon expiration of the warehouse line of credit, Availent believes it will be able to either renew the warehouse line of credit or obtain other sufficient financing. The warehouse line of credit agreement generally requires Availent to comply with various financial and non-financial covenants. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. Availent has not been able to maintain the required tangible net worth or debt leverage ratios, as defined in the warehouse lending agreement, and has failed to comply with other covenants under the warehouse line of credit. Availent's failure to file and pay timely payroll tax returns also violates the warehouse line of credit. These factors could cause the loss of the warehouse line and impact future loan agreements, as well as future warehouse lending agreements.

         Availent also has various loan agreements with Bergstrom Investment Management LLC for total aggregate borrowings of $1.6 million. These borrowings have a variable interest rate and will require a $500,000 payment on or before May 14, 2003. This loan agreement expires on January 5, 2002. Availent is in substantial compliance with all debt covenants under its agreements with Bergstrom.

         On February 12, 2002, Availent issued a $375,000 convertible note to Bobby Lutz, which is convertible into shares of common stock at a conversion price of $1.00 per share and which is scheduled to mature on August, 2003. The convertible note bears interest at a rate of 15% per annum and requires monthly interest payments. Availent is in substantial compliance with all debt covenants under this agreement.

         To maintain its FHA lending certification, Availent must also comply with certain net worth requirements for HUD. HUD requires an adjusted net worth of $250,000. Availent's current adjusted net worth for HUD requirement purposes amounted to a deficit of $280,535. In addition. Availent is not currently in compliance with its annual reporting requirements with HUD. This net worth deficiency and non-reporting compliance could cause Availent to lose its FHA certification. The loss of the FHA certification could be detrimental to the operations and financial position of Availent.

         In addition, Availent failed to file the required employee payroll tax returns for the last two fiscal quarters of 2002. As a result, Availent has delinquent payroll tax liabilities and related estimated penalties and interest of approximately $267,000. Although Availent has not entered into any formal repayment agreements with the respective tax authorities, our management plans to make these required payroll tax payments as soon as practicable.

         Availent currently is unable to make timely payments to certain of its creditors, and has had to rely substantially on additional borrowings to fund its continuing operations and working capital needs. As of April 11, 2003, Availent had past due payables in the amount of $550,000. Extensions have been offered and, in some cases, are being negotiated with certain of these creditors. If Availent is unable to make timely payments or is unable to negotiate extensions or favorable discounts and payment terms, Availent may not be able to fund its continuing operations and working capital needs and the operations, financial condition, and business of Availent may suffer materially. Availent is currently seeking financing sources in order to fund Availent's outstanding payables and meet its ongoing trade obligations.

         These factors raise substantial doubt about Availent's ability to continue as a going concern. Availent is attempting to increase revenues and reduce operating expenses in order to mitigate future losses and management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that Availent will be able to increase revenues, pay its payroll taxes or to raise additional capital.

            Availent does not have sufficient liquidity to fund its operations and working capital and capital expenditure requirements for the next twelve
(12) months. Availent will have to seek additional financing in order to satisfy its existing and ongoing liquidity needs within the next three months. In addition, there can be no assurance that changes in the operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, or other events will not cause Availent to seek additional financing sooner than anticipated, prevent Availent from achieving its goals, or force additional office closings. There can be no assurance that any additional financing will be available on terms acceptable to Availent or at all.

            SUBSEQUENT EVENTS

            We have closed, or intend to close within the next three months, at least ten of the 17 offices that existed as of January 31, 2003, including the following offices:

                                                                                                           LOAN VOLUME
                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                MONTH                   DECEMBER 31, 2002
         OFFICE NAME AND LOCATION                                            ESTABLISHED            (IN DOLLARS) (IN MILLIONS)
------------------------------------------------                           --------------           ---------------------------
Availent Mortgage - Tyler
  Tyler, Texas (1)                                                          February 2001                      0.4

Availent - MINA, Ltd.
  Shreveport, Louisiana                                                       March 2001                       0.5

Availent - Realty Executives of Ft. Bend, Ltd.
  Sugarland, Texas                                                            June 2001                        0.1

Availent - Ameristar, Ltd.
  Houston, Texas                                                             August 2001                       1.1

Availent - Westmark, Ltd.
  Lubbock, Texas                                                              March 2002                       1.1

Availent - H.I. Holdings, Ltd.
  Hattiesburg, Mississippi                                                    April 2002                       0.1

Availent - Platinum, Ltd.
  Irvine, California                                                          July 2002                        9.7

Availent - Metro, Ltd.
  Arlington, Texas (2)                                                      September 2002                     0.0

Availent - Metro, Ltd.
  Mansfield, Texas                                                          September 2002                     0.2



ITEM 7.     FINANCIAL STATEMENTS


                          AVAILENT FINANCIAL, INC. AND
                                  SUBSIDIARIES

                   (FORMERLY SEACREST INDUSTRIES CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002





   -  Rep letter

   -  Include note about withdrawal of 4 partnerships

   -  Litigation Ball/Armstrong

   -  Updated legal

   -  Other accounts report

   -  N/Payable - extension bank

   -  Tie out Note 23 at end

   -  Fix-EPS, Options, and Proforma

   -  T. Dickerson and McGeeney discount on stock

   -  Amounts from Gainer Donnelly relating to the following 2001 expenses:

         1) Interest expense on $50,000 line of credit

         2) Rent expense under operating leases

         3) Rent expense per partnerships

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                                      INDEX
                                DECEMBER 31, 2002



                                                                                                           Page
                                                                                                          Number
                                                                                                          ------


INDEPENDENT AUDITOR'S REPORT.................................................................................F-1


CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet at December 31, 2002................................................F-2 to F-3

       Consolidated Statement of Operations and Comprehensive Loss for the years ended
       December 31, 2002 and 2001............................................................................F-4

       Consolidated Statement of Changes in Stockholders' Deficiency for the year ended
       December 31, 2002.....................................................................................F-5

       Consolidated Statement of Cash Flows...........................................................F-6 to F-8

       Notes to Consolidated Financial Statements....................................................F-9 to F-35

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders:
Availent Financial, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Availent Financial, Inc. and Subsidiaries (formerly SeaCrest Industries Corporation) (the "Company") as of December 31, 2002 and the related consolidated statements of income and comprehensive loss, stockholders' deficiency, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Availent Financial, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring consolidated losses from operations, has a shortage of cash flow which has precluded it from filing and paying required payroll tax returns, and is in violation of certain covenants related to the warehouse lending line of credit. Additionally, the Company has not maintained its net worth requirements in order to maintain its Federal Housing Authority Mortgage lending certification. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended December 31, 2001 were audited by another independent auditor whose report dated March 6, 2002 expressed an unqualified opinion on those statements, which was subsequently restated as of February 12, 2003.




MASSELLA ROUMBOS LLP
JERICHO, N.Y.
MARCH 1, 2003

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002



                                     ASSETS

Current assets:
     Cash and cash equivalents                                                          $               187,490
     Restricted cash                                                                                      6,856
     Mortgage loans held for sale, net                                                                1,499,476
     Other receivables                                                                                   17,946
     Prepaid expenses                                                                                    46,217
     Advances to employees                                                                               11,341
                                                                                        -----------------------

        Total current assets                                                                          1,769,326

Property and equipment - net                                                                            134,291


Intangible assets, net                                                                                   63,746
Deferred financing costs, net                                                                            37,354
Security deposits                                                                                         2,757
                                                                                        -----------------------

        Total assets                                                                    $             2,007,474
                                                                                        =======================












     The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Warehouse line of credit payable                                                   $             1,465,295
     Notes payable - bank                                                                                50,000
     Mortgage escrow payable                                                                              6,856
     Current portion of capital lease obligation                                                          8,009
     Accounts payable                                                                                   289,372
     Accrued expenses                                                                                   465,555
     Payroll taxes payable                                                                              266,816
     Due to officers                                                                                     22,784
     Notes payable - officers                                                                           249,000
     Notes payable - stockholders                                                                     2,271,000
     Notes payable                                                                                       48,000
                                                                                        -----------------------

         Total current liabilities                                                                    5,142,687

Long term portion of capital lease obligations                                                            5,913
                                                                                        -----------------------

         Total liabilities                                                                            5,148,600
                                                                                        -----------------------

Commitments and contingencies

Minority interest                                                                                        78,634

Stockholders' deficiency:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized                                          --
     Common stock, $0.01 par value, 100,000,000 authorized,
       9,096,568 issued and outstanding                                                                  90,966
     Additional paid-in capital                                                                       4,006,321

     Deferred compensation                                                                             (692,245)
     Deferred consulting services                                                                    (2,725,868)
     Accumulated deficit                                                                             (3,897,720)
                                                                                        -----------------------
                                                                                                     (3,218,546)
     Less: common stock held in treasury, at cost, 121 shares                                             1,214
                                                                                        -----------------------

         Total stockholders' deficiency                                                              (3,219,760)
                                                                                        -----------------------

         Total liabilities and stockholders' deficiency                                 $             2,007,474
                                                                                        =======================





     The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                        2002              2001
                                                                                  ---------------   ----------------
Revenue
    Gain on sales of mortgages, brokerage income
      and loan origination fees, net                                              $       801,827    $       134,273
                                                                                  ---------------    ---------------
         Total revenues                                                                   801,827            176,191
                                                                                  ---------------    ---------------

Operating expenses:
    Salaries and related expenses                                                       1,285,917            486,991
    Commissions                                                                           376,257                 --
    Other operating expenses                                                            1,216,857            393,209
    Warehouse interest                                                                     45,188                  0
    Occupancy and other office expenses                                                   121,986             28,237
                                                                                  ---------------    ---------------
         Total operating expenses                                                       3,046,205            908,437
                                                                                  ---------------    ---------------

Loss before minority interest and other income (expense)                               (2,244,378)          (774,164)

Minority interests                                                                         18,512                686
                                                                                  ---------------    ---------------

Loss before other income (expense)                                                     (2,225,866)          (773,478)
                                                                                  ---------------    ---------------

Other income (expense):
    Interest expense - other                                                             (774,225)          (100,641)
    Financing costs                                                                       (41,905)                --
    Gain on sale of property                                                                  705                 --
    Interest income - other                                                                 1,356             16,334
                                                                                  ---------------    ---------------
         Total other income (expense)                                                    (814,069)           (84,307)
                                                                                  ---------------    ---------------

Net loss from operations                                                               (3,039,935)          (857,785)

Other comprehensive loss:
    Net unrealized (loss) gain on securities                                             (285,983)           285,983
                                                                                  ---------------    ---------------

Comprehensive loss                                                                $    (3,325,918)   $      (571,802)
                                                                                  ---------------    ---------------

Basic loss per common share                                                       $         (0.46)   $         (0.22)
                                                                                  ===============    ===============









     The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                          Common Stock, $0.01            Preferred Stock, $0.01
                                                                Par Value                       Par Value
                                                       ----------------------------    ---------------------------
                                                                                                                        Amount
                                                         Number of                      Number of                       Paid In
                                               Date       Shares          Amount          Shares         Amount         Capital
                                              ------   ------------    ------------    ------------   ------------   ------------
Balance-beginning of year                                12,484,689    $    124,847              --   $         --   $         --

Merger recapitalization                       Dec-02             --              --              --             --       (124,847)

Reverse stock split - two for one             Dec-02     (6,242,345)        (62,423)             --             --         62,423

Issuance of common stock
 in connection with merger
 of Availent                                  Dec-02     54,000,000         540,000              --             --     (1,398,861)

Contribution of Availent-TX
 common stock                                 Dec-02       (721,090)         (7,211)             --             --          7,211

Recapitalization of SeaCrest in connection
with reverse acquisition of Availent-TX
(See Note 14 for pre-merger transactions)     Dec-02        721,090           7,211              --             --      1,563,850

SeaCrest common stock held by
 Availent-TX - 121 shares                     Dec-02             --              --              --             --             --
Conversion of debt for common stock           Dec-02          7,490              75              --             --            925

Issuance of shares for consulting services    Dec-02     28,349,340         283,493              --             --      2,520,257

Amortization of deferred services             Dec-02             --              --              --             --             --

Issuance of common stock for debt
 financing                                    Dec-02      2,360,000          23,600              --             --        209,804

Return of marketable securities in
 consideration for note payable               Dec-02             --              --              --             --             --

Officer's contribution through
 forgiven debt                                Dec-02             --              --              --             --        346,290

Reverse stock split - ten for one             Dec-02    (81,863,256)       (818,633)             --             --        818,633

Issuance of common stock for debt             Dec-02            650               7              --             --            636

Net loss                                                         --              --              --             --             --
                                                       ------------    ------------    ------------   ------------   ------------
                                                          9,096,568    $     90,966              --   $         --   $  4,006,321
                                                       ============    ============    ============   ============   ============




                                                                               Deferred        Accumulated
                                                Deferred        Deferred        Merger        Comprehensive     Treasury
                                                Services      Compensation       Costs           Income          Stock
                                              ------------    ------------    ------------    ------------    ------------
Balance-beginning of year                     $         --    $         --    $         --    $         --    $         --

Merger recapitalization                                 --              --              --              --              --

Reverse stock split - two for one                       --              --              --              --              --

Issuance of common stock
 in connection with merger
 of Availent                                            --              --         858,861              --              --

Contribution of Availent-TX
 common stock                                           --              --              --              --              --

Recapitalization of SeaCrest in connection
with reverse acquisition of Availent-TX
(See Note 14 for pre-merger transactions)               --        (692,245)       (858,861)        285,983              --

SeaCrest common stock held by
 Availent-TX - 121 shares                               --              --              --              --          (1,214)
Conversion of debt for common stock                     --              --              --              --              --

Issuance of shares for consulting services      (2,803,750)             --              --              --              --

Amortization of deferred services                   77,882              --              --              --              --

Issuance of common stock for debt
 financing                                              --              --              --              --              --

Return of marketable securities in
 consideration for note payable                         --              --              --        (285,983)             --

Officer's contribution through
 forgiven debt                                          --              --              --              --              --

Reverse stock split - ten for one                       --              --              --              --              --

Issuance of common stock for debt                       --              --              --              --              --

Net loss                                                --              --              --              --              --
                                              ------------    ------------    ------------    ------------    ------------
                                              $ (2,725,868)   $   (692,245)   $         --    $         --    $     (1,214)
                                              ============    ============    ============    ============    ============






                                              Accumulated
                                                Deficit          Total
                                              ------------    ------------
Balance-beginning of year                     $   (124,847)   $         --

Merger recapitalization                            124,847              --

Reverse stock split - two for one                       --              --

Issuance of common stock
 in connection with merger
 of Availent                                            --              --

Contribution of Availent-TX
 common stock                                           --              --

Recapitalization of SeaCrest in connection
with reverse acquisition of Availent-TX
(See Note 14 for pre-merger transactions)         (857,785)       (551,847)

SeaCrest common stock held by
 Availent-TX - 121 shares                               --          (1,214)
Conversion of debt for common stock                     --           1,000

Issuance of shares for consulting services              --              --

Amortization of deferred services                       --          77,882

Issuance of common stock for debt
 financing                                              --         233,404

Return of marketable securities in
 consideration for note payable                         --        (285,983)

Officer's contribution through
 forgiven debt                                          --         346,290

Reverse stock split - ten for one                       --              --

Issuance of common stock for debt                       --             643

Net loss                                        (3,039,935)     (3,039,935)
                                              ------------    ------------
                                              $ (3,897,720)   $ (3,219,760)
                                              ============    ============

     The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     2002              2001
                                                                 ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (3,039,935)     $   (857,785)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Amortization of financing cost for stock issuance                32,016            41,819
      Depreciation and amortization                                    43,334             9,026
      Non-cash interest expense and other                                  --             7,936
      Minority interest in loss of limited partnerships               (18,512)             (686)
      Gain on disposal of property                                       (705)               --
      Treasury stock distributed for financing costs                    9,889                --
      Treasury stock distributed for interest costs                    26,749                --
      Issuance of common stock for debt                                   643                --
      Issuance of common stock for services                            17,500                --
      Amortization of deferred service costs                           77,882                --
      Issuance of common stock for interest expense                   233,404                --
      Contribution of capital from officers through
        forgiveness of interest                                         8,196                --
      Officers contribution of debt for salaries                      338,094                --
   Changes in operating assets and liabilities
      Increase in restricted cash                                      (6,856)               --
      Increase in mortgage loans held for sale                     (1,499,476)               --
      Increase in other receivables                                   (17,946)               --
      Increase in prepaid expenses                                    (46,217)               --
      Increase in advances to employees                               (11,341)               --
      Increase in security deposits                                      (357)           (2,400)
      Increase in warehouse line of credit                          1,465,295                --
      Increase in mortgage escrow payable                               6,856                --
      Increase in accounts payable                                    259,024            30,348
      Increase in accrued expenses                                    394,109            71,444
      (Decrease) Increase in due to officers - net                    (67,724)           67,724
      Increase in payroll taxes payable                               266,826                --
      Increase in due to related parties                               22,784                --
                                                                 ------------      ------------

        NET CASH USED IN OPERATING ACTIVITIES                      (1,506,468)         (632,574)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (107,553)          (18,869)
     Purchase of intangible asset                                     (10,550)               --
                                                                 ------------      ------------

        NET CASH USED IN INVESTING ACTIVITIES                        (118,103)          (18,869)
                                                                 ------------      ------------

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES              $ (1,624,571)     $   (651,443)
                                                                 ------------      ------------

     The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (CONT'D)

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES
  (FROM PREVIOUS PAGE)                                                     $ (1,624,571)     $   (651,443)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                 48,000            50,000
     Proceeds from notes payable - officers                                     153,300           379,690
     Payments on notes payable - officers                                       (33,990)               --
     Proceeds from notes payable - stockholders                               1,732,000           210,000
     Payments on capital lease obligation                                        (6,327)           (2,659)
     Contributed capital from limited partnerships - minority interest           98,290             4,000
     Capital distribution to limited partner                                     (4,458)               --
     Sale of common stock                                                        22,000            15,000
     Receipt of subscription receivable                                          15,000                --
     Purchase of treasury shares                                                (49,726)               --
     Deferred merger costs                                                     (166,616)               --
                                                                           ------------      ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,807,473           656,031
                                                                           ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       182,902             4,588

Cash and cash equivalents, beginning of year                                      4,588                --
                                                                           ------------      ------------

Cash and cash equivalents, end of year                                     $    187,490      $      4,588
                                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

     Cash paid during the year for:
           Interest                                                        $    187,696      $      8,905
                                                                           ============      ============
           Income taxes                                                    $         --      $         --
                                                                           ============      ============








     The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (CONT'D)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of marketable securities in exchange for a note
  payable to a stockholder                                      $               --     $          373,978
                                                                ==================     ==================

Contribution of furniture and fixtures and computer
  software by founders for stock                                $               --     $           18,450
                                                                ==================     ==================

Issuance of common stock in consideration for notes payable     $           25,318     $            3,300
                                                                ==================     ==================

Stock issued for intangible and other assets                    $               --     $          182,571
                                                                ==================     ==================

Equipment acquired under capital lease obligation               $           10,218     $           12,690
                                                                ==================     ==================

Issuance of common stock for services                           $        2,803,750     $               --
                                                                ==================     ==================

Issuance of common stock for redemption
  of preferred stock                                            $          120,000     $               --
                                                                ==================     ==================

Issuance of notes payable in exchange for
  redemption of preferred stock                                 $           80,000     $               --
                                                                ==================     ==================

Contribution of capital from forgiven debt
  from officers                                                 $          346,290     $               --
                                                                ==================     ==================

Issuance of common stock for debt
  financing costs                                               $          233,404     $               --
                                                                ==================     ==================

Issuance of common stock for conversion of debt                 $            1,000     $               --
                                                                ==================     ==================





     The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

         Availent Financial, Inc. (Formerly SeaCrest Industries Corporation)

         Availent Financial, Inc. ("Availent-DE") was incorporated in the state of Delaware on November 17, 1959 under the name of SeaCrest Industries Corporation ("SeaCrest") with authorized common stock of 12,500,000 shares having a par value of $0.01. SeaCrest had not transacted business since February 1984 and since that time, has sought to acquire acquisitions through the issuance of common stock such that SeaCrest would have operations. On December 4, 2002 SeaCrest changed its name to Availent Financial, Inc. and its year end from September 30 to December 31 as a result of the merger described below,

         Availent Financial, Inc.

         Availent Financial, Inc. (collectively with its subsidiaries, ("Availent-TX")) was incorporated in the state of Texas in December 2000. Availent-TX is a holding company that wholly owns the following subsidiaries: Availent Mortgage, Inc. and Subsidiaries ("Mortgage"), Availent Leasing, Inc. ("Leasing") and Availent Management, Inc. ("Management").

         Merger

         Pursuant to an agreement and plan of merger dated December 4, 2002, between Availent-TX and Availent-DE, Availent-DE acquired all of the issued and outstanding common stock of Availent-TX in exchange for 54,000,000 shares of Availent-DE's common stock, which represents 90% of the outstanding shares of Availent-DE's common stock after the issuance. Concurrent with the above acquisition, Availent-TX was merged into Availent-DE, with Availent-DE as the surviving corporation. Availent-DE and all of its subsidiaries are collectively referred to as the "Company".

         The merger of Availent-DE and Availent-TX has been treated as a recapitalization and purchase by Availent-TX as the acquirer (reverse acquisition) of Availent-DE, as control rests with the former Availent-TX shareholders, although prior to the acquisition, Availent-DE had been the registrant. Therefore, the historical financial statements prior to December 4, 2002 are those of Availent-TX. The transaction is considered capital transaction whereby Availent-TX contributed its stock for the net assets of Availent-DE.

         In connection with the merger on December 4, 2002, as described above, a one for two reverse stock split of the common stock, par value $0.01 per share became effective. The authorized common stock was then increased to 100,000,000 shares. The corporation also became authorized to issue 10,000,000 shares of Preferred Stock, par value $0.01. Shares of Preferred Stock may be issued from time to time in one or more series with voting rights, designations, powers or preferences fixed by the Board of Directors.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS (CONT'D)

         Availent Mortgage, Inc.

         Mortgage was incorporated in the state of Texas in December 2000 but had no activity until February 2001. The Company is certified as an FHA, Title II Nonsupervised Mortgager by the Department of Housing and Urban Development ("HUD") and it originates single-family residential mortgage loans in Texas and the Southwestern United States. The Company primarily originates conforming conventional loans, and sells those loans to investors, servicing released. The origination of HUD loans is considered a major program.

         As of December 31, 2002, Mortgage has a majority interest in seventeen limited liability partnerships that are considered subsidiaries of the Company. The limited liability partnerships originate mortgages, which are processed by the Company. Although partnership interests vary, the Mortgage owns a majority interest in each of the partnerships. Each entity has acquired state approvals or licenses required to broker residential mortgage loans. During fiscal 2003 eleven of the seventeen partnerships have terminated due to withdrawals of the limited partners (see Note 23).

         Mortgage, as a general partner, is responsible for managing the business affairs of the partnerships, for which it is paid 1 percent (1%) of the gross loan fees for its management services. In addition, the Company provides certain administrative and managerial services to the partnerships.

         The arrangement between Mortgage and the partnerships follow the provisions of the Real Estate Settlement Procedures Act of 1974 ("RESPA"), which prohibits the payment, or receipt of fees for the referral of settlement service business. The arrangement does not violate the RESPA provisions due to the fact that the total compensation received by the partnership and any related payments to the general or limited partners are reasonably related to the value of the services actually performed or received by the joint venture of Mortgage and the partnerships. Additionally, any payments for office space are reasonably related to the value of the office space.

         Availent Leasing, Inc.

         Leasing was incorporated in the state of Texas in February 2001. Leasing purchases and, subsequently, leases computer and related equipment to affiliated entities.

         Availent Management, Inc.

         Management was incorporated in the state of Texas in April 2002. Management provides certain managerial services to affiliated entities.

         Stock split

         In January 2003, the Board of Directors resolved to reverse split (the "Reverse Split") their issued and outstanding common stock, par value $0.01 per share, on a one for ten basis. All share and per share amounts have been adjusted to reflect the reverse stock split.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Principals of consolidation

         The financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transaction have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

b)       Cash and cash equivalents

         The Company maintains cash balances in several banks. Accounts at each of these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity dates of three months or less to be cash equivalents.

c)       Mortgage loans held for sale

         Mortgage loans held for sale (net of the unearned discounts) are carried at the lower of cost or market on an aggregate basis (unrealized losses are offset by unrealized gains). All mortgages are collateralized by residential property. Market value is determined by purchase commitments from investors and prevailing market prices. The cost basis of a mortgage loan held for sale is its outstanding principal balance decreased by origination and discount fees collected and increased by direct origination costs as determined under Statement of Financial Accounting Standard ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Fees and costs incurred net of discounts collected are deferred until the related loans are sold.

d)       Mortgage payments receivable

         The Company utilizes the allowance method for recognizing the collectibility of its mortgage payments receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of December 31, 2002, no allowance was deemed necessary by management, as there were no outstanding mortgage payments due.

e)       Marketable securities

         The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" with the Company's securities classified as available-for-sale. Available-for-sale securities are recorded at fair value with the change in fair value during the year included as unrealized gains and losses as a component of other comprehensive income. Realized gains and losses are determined by specific identification and are changed or credited to earnings.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

f)       Property and equipment

         Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the assets. The useful lives of the capitalized leased equipment and office equipment is five years. Computer equipment and software is depreciated over three years and furniture and fixtures over seven years. The rental property, and leasehold improvements are depreciated over the remaining life of the related leases.

         Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. At December 31, 2002; property and equipment, net of $79,638 for Mortgage, not including its subsidiaries have been pledged against a note payable.

g)       Intangible assets

         Intangible assets at December 31, 2002 consisted of a customer list and license agreement, which were contributed by an officer of the Company during the year ended December 31, 2001, and costs related to the development of an interactive website for Company customers. The capitalized costs of the assets were based on their current market value at the time of the contribution. The assets are being amortized over their estimated useful lives, three years for the customer list and five years for the license agreement. Total amortization expense for the year ended December 31, 2002 for these assets aggregated $18,166. The website has not yet recognized any amortization expense due to the fact that it has not yet been completed or put into use.

         Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives.

h)       Deferred financing commitments costs

         Deferred financing commitment costs acquired from a founder for common and preferred stock of Availent-TX are being amortized over a three-year period. For the year ended December 31, 2002 and 2001, $32,016 and $26,680 respectively, of amortization expense is reflected in the statements of operations and comprehensive income (loss) as interest expense.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

i)       Gain on sales of mortgages and brokerage income

         Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale to an investor. The difference between the proceeds from the sale, which usually includes a service release premium (servicing rights) and the carrying value of the loan held for sale as previously defined, determines the net gain or loss.

         Brokerage fee income is recognized upon an applicant's acceptance of a written commitment obtained by the Company from an investor. Under SFAS 65, "Accounting for Certain Mortgage Banking Activities," the Company has performed all significant services under its "brokerage obligation" and can recognize these fees.

j)       Income taxes

         The company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences. Accordingly, deferred tax assets and liabilities are determined based on the differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

k)       Loss per common share

         Loss per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

l)       Use of estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m)       Advertising costs

         All costs related to advertising are expensed in the period incurred. Total advertising costs for the period ended December 31, 2002 and 2001 were $14,710 and $18,180, respectively.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

n)       Fair value disclosure as of December 31, 2002
         ---------------------------------------------

         The carrying value of cash, mortgage loans held for sale, points and premiums receivable, mortgage payable, notes payable, accounts payable, and accrued expenses, are a reasonable estimate of their fair value.

o) The Company utilizes one warehouse line of credit with a financial institution to fund mortgage loans. The line provides up to $5,000,000 in funds, which is secured by mortgage loans held for sale. If the financial institution were to discontinue the line of credit, the loss of available funding would be detrimental to the Company's operations. The Company believes that one line of credit is sufficient for their operations currently and is currently negotiating with different institutions for additional warehouse lines with increased funding limits.

p)       Reclassifications

         Certain prior period accounts have been reclassified to conform to the current year presentation.

NOTE 3 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2002, the Company had a net loss from operations of $3,039,935, and an accumulated deficit of $3,897,720.

         In addition, the Company has failed to file the required payroll tax returns for the last two quarters of 2002. As a result, the Company has delinquent payroll tax liabilities of approximately $265,000.

         Mortgage has also failed to comply with certain covenants of its warehouse loan agreement. The Company has not been able to maintain the required tangible net worth or debt leverage ratios, as defined in the warehouse lending agreement. The failure to file and pay timely payroll tax returns also violates the agreement. These factors could cause the loss of the warehouse line and impact future loan agreements, as well as future warehouse lending agreements.

         To maintain its FHA lending certification, Mortgage is subject to certain net worth requirements for HUD. At December 31, 2002, Mortgage's adjusted net worth for HUD requirement purposes amounted to a deficit of $280,535. HUD requires an adjusted net worth of $250,000; therefore Mortgage's adjusted net worth was below the HUD requirement by $530,535. In addition, at the present time, Mortgage is not in compliance with its annual reporting requirements with HUD. This net worth deficiency and non-reporting compliance could be detrimental to the operations and financial position of the Company if Mortgage were to lose its FHA certification.

         The Company is aggressively attempting to increase revenues in order to mitigate future losses. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that it will be able to increase revenues, pay its payroll taxes or to raise additional capital.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 4 - MARKETABLE SECURITIES

         At December 31, 2001, the Company had certain marketable securities valued at $659,961, which were originally acquired through a note payable for $373,978. During the year ended December 31, 2002 the Company executed its option available under the note payable to return the related marketable securities as satisfaction of the note payable. At the time the securities were returned by the Company, the fair value of the securities was less than the original value of the note payable. For the year ended December 31, 2002 the Company has recorded a consolidated unrealized loss in comprehensive income of $285,983, which is the difference between the opening fair value and the original value of marketable securities and note payable. As a result, upon the return of the securities, the consolidated net realized gain or loss to the Company was zero for the year ended December 31, 2002.

NOTE 5 - PROPERTY AND EQUIPMENT

         The property and equipment consists of the following:

           Office and computer equipment                                      $          101,910
           Office furniture                                                               31,188
           Leasehold improvements                                                         23,437
           Computer software                                                              10,816
                                                                              ------------------
                                                                                         167,351
           Less: accumulated depreciation                                                (33,060)
                                                                              ------------------
                                                                              $          134,291
                                                                              ==================

         At December 31, 2002, assets acquired under capital leases include computer equipment amounting to $10,218, net of accumulated depreciation of $2,210. Total depreciation expense for the year ended December 31, 2002 and 2001 were $25,131 and $7,927, respectively.

NOTE 6 - WAREHOUSE LINE OF CREDIT PAYABLE

         At December 31, 2002, the Company has a warehouse line of credit with a financial institution providing up to $5,000,000 of funds, secured by mortgage loans held for sale. The line is to be used specifically to fund mortgage loans in the normal course of business. In addition, the loans must have purchase commitments before any amounts may be drawn against the line. The line of credit is subject to interest at the greater of LIBOR and 4% per annum or the Federal Funds rate and 4% annum. Interest is increased by 4% and principal is reduced by 5% if the loan is not purchased within 45 days of acquisition date.

         The line is collateralized by a security interest in and to all of Mortgage's right, title and interest in each mortgage loan pledged to the Company, each purchase commitment in existence and the proceeds of the foregoing. The line of credit is subject termination at the discretion of the lender. The line requires certain escrow funds being held, insurance requirements and financial covenants. At December 31, 2002, the Company is in violation of the minimum corporate tangible net worth and maximum leverage financial covenants, as defined by the warehouse agreement. The agreement also considers delinquent tax filings to governmental authorities as a violation of the agreement. At December 31, 2002 the Company had violated this stipulation of the agreement through delinquent payroll tax deposits and filings.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 7 - MORTGAGE ESCROW PAYABLE
         At December 31, 2002, $6,856 of mortgage escrow payable is being held in trust for escrows on unsold loans. The related cash is reflected in restricted cash as a component of current assets and its related liability is reflected as a component of current liabilities.

NOTE 8 - NOTE PAYABLE - BANK

         Note payable at December 31, 2002 consists of a note due to a financial institution in the amount of $50,000 bearing interest at a rate of 7.5%. The note matures in March 2003 and is secured by certain equipment, leasehold improvements, and furniture and fixtures. The note has been renewed with a new maturity date in July 2003.

         Interest expense on the note totaled $3,385 and $3,375 for the years ending December 31, 2002 and 2001 and is included in the consolidated statement of operations in the accompanying financial statements.

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

         In December 2002, the Company acquired computer equipment under the provisions of capital leases. Under the leases, the cost of the equipment has been capitalized and is subject to the Company's depreciation policies. The obligations are due in varying monthly installments of principal and interest.

         At December 31, 2002, the aggregate future minimum lease payments due, pursuant to the above capital lease obligations are as follows:

             2003                                               $      9,359
             2004                                                      4,954
             2005                                                      1,430
                                                                ------------
             Total minimum lease payments                             15,743

             Less: amount representing interest                       (1,821)
                                                                ------------

             Net present value of capital lease obligations           13,922

             Less: current portion                                    (8,009)
                                                                ------------

             Long-term portion                                  $      5,913
                                                                ============

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 10 - NOTES PAYABLE - OFFICERS

         At December 31, 2002 the Company has notes payable to officers in the amount of $249,000. The notes were issued in consideration for working capital purposes, common stock of the Company and deferred salaries owed to the key officers. Interest accrued on these notes at December 31, 2002 amounted to $53,495 and is included in accrued expenses on the accompanying consolidated balance sheet. The notes bear interest rates ranging from 12% to 15% and were to mature on June 23, 2003. On March 31, 2003 the notes were converted in to common stock of the Company (See Note 23).

         Interest expense for the year ended December 31, 2002 and 2001 on the above notes aggregated $27,875 and $1,412 respectively, and is included in the consolidated statement of operations.

NOTE 11 - NOTES PAYABLE - SHAREHOLDERS

         In July 2001, the Company executed promissory notes aggregating $50,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in July 2002. In July 2002 the Company extended the maturity date of the notes. The notes are currently due in June 2003. The notes have accrued interest of $10,938, which is included in accrued expenses on the accompanying consolidated balance sheet.

         In August 2001, the Company executed promissory notes aggregating $60,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in August 2002. In August 2002 the Company extended the maturity date of one note, within principal amount of 10,000. The note is currently due in June 2003. The other note for a principal balance of $50,000 is currently in default and is continuing to accrue interest. No penalty has been accrued for this default at December 31, 2002, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The notes have accrued interest of $12,367, which is included in accrued expenses on the accompanying consolidated balance sheet.

         In November 2002, the Company executed promissory notes aggregating $22,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in March 2003. In addition, the shareholders are to receive 275 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. In March 2003, the shareholders extended the terms and maturity date of the notes to June 2003. The notes have accrued interest of $497, which is included in accrued expenses on the accompanying consolidated balance sheet.

         In December 2002, the Company executed promissory notes aggregating $20,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in April 2003. In April 2003, the shareholders extended the terms and maturity date of the notes. In addition, the shareholders are to receive 250 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. The notes are currently due in June 2003. The notes have accrued interest of $152, which is included in accrued expenses on the accompanying consolidated balance sheet.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 11 - NOTES PAYABLE - SHAREHOLDERS (CONT'D)

         The Company executed four promissory notes aggregating $34,000 to an individual shareholder as follows: $14,000 originating in February 2002, $10,000 originating in March 2002, $3,000 and $7,000 originating in November 2002. In addition, the shareholder is to receive 125 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. The notes bear interest at a rate of 15% per annum and due and payable in the first quarter of fiscal 2003. The shareholder has extended the terms and maturity dates of the notes to June 2003. The notes have accrued interest of $3,146 included in accrued expenses on the accompanying consolidated balance sheet.

         The Company executed two promissory notes to an individual shareholder aggregating $150,000. The $100,000 note originated November 2001 and bore interest at a rate of 18% per annum through August 2002 and 12% per annum thereafter, and the $50,000 note originated April 2002 and bears interest at 15% per annum. The notes were due during the last quarter of fiscal 2002 and have been extended to June 2003. For the extension, the note holder received 1,525 post-split shares of the Company's common stock, which was held by Availent-TX. The notes have accrued interest of $17,764, which is included in accrued expenses on the accompanying consolidated balance sheet.

         The Company has executed three promissory notes with a shareholder aggregating $580,000 bearing interest at 13.8% to 15% per annum. The shareholder is the spouse of the founding shareholder of Availent-TX, who is a key officer of the Company. The first note originated in February 2001 for $290,000 and bears interest at 13.8% per annum. A second note for $250,000 originated in July 2002 and bears interest at 15% per annum. The $250,000 note called for the payment of 12 points of interest. Total payments for the points aggregated approximately $30,000. The third note for $40,000 originated in June 2002 and was executed as partial consideration of the redemption of the shareholder preferred stock (see Note 15). The notes were due on December 31, 2002 and have been extended to June 30, 2003. The notes have accrued interest of $89,119, which is included in accrued expenses on the accompanying consolidated balance sheet. Subsequent to December 31, 2002, the shareholder has forgiven the debts and accrued interest for certain consideration (see Note 23).

         The Company issued promissory notes aggregating $1,355,000 to a shareholder in four promissory notes during fiscal 2002, with interest rates ranging from 14% to 18% in consideration for certain fees, common stock, and warrants. Total accrued interest on these loans at December 31, 2002 aggregated $13,324 and is included in accrued expenses on the consolidated balance sheet (see Note 15).

         Interest expense for the year ended December 31, 2002 and 2001 on the above notes aggregated $163,377 and $46,626, respectively, and is included in the consolidated statement of operations.

NOTE 12 - NOTES PAYABLE

         The Company executed four promissory notes aggregating $48,000 to an individual as follows: $15,000 originating in February 2002, $27,000 originating in October 2002, $3,000 originating in November 2002, and $3,000 originating in December 2002. The notes bear interest at rates of 15% to 18% per annum and were due and payable in the first quarter of fiscal 2003. The Company has extended the maturity dates of the notes to June 2003. The notes have accrued interest of $2,957 included in accrued expenses on the accompanying consolidated balance sheet, and interest expense on the consolidated statement of operations and comprehensive loss.

         Interest expense for the year ended December 31, 2002 on the above notes aggregated $2,957.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         Operating leases

         The Company has entered into non-cancelable operating leases for office space. The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses.

         The approximate future minimum rentals under the non-cancelable operating lease in effect on December 31, 2002 is as follows:

             2003            $     54,344
             2004                   6,793
                             ------------
                             $     61,137
                             ============

         Total rent expense under the operating lease for the year ended December 31, 2002 and 2001 was $42,369 and $_______, respectively.

         The Company is obligated to the limited liability partnerships for rent payments for office space in varying amounts for each officer. The approximate future minimum payments for rent under the service agreements with each partnership in effect on December 31, 2002 are as follows:


             2003            $    100,680
             2004                 100,680
             2005                 100,680
             2006                 100,680
             2007                 100,680
                             ------------
                             $    503,400
                             ============

         Total rent expense related to the above agreements for the year ending December 31, 2002 and 2001 was $52,987 and $_______, respectively. The agreements are for a term of ten years each.

         Market rate risk

         The Company, in order to assure itself of a market place to sell its loans, has agreements with investors who will accept all loans meeting certain investor criteria and to deliver the loans at the agreed upon rate to the investor within a specific period. In order to insulate itself from the impact of interest rate fluctuations regarding the locked-in commitments, the Company has obtained mandatory and best efforts commitments from investors to accept delivery at predetermined interest rates.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONT'D)

         Repurchase contingency

         Loans sold under FHA or investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnification if the loan is two or three months delinquent during a set period, which usually varies from the first six months to a year after the loan is sold. The Company has paid or accrued amounts to investors, which represent expected foreclosure losses on insured mortgages. Additional losses on these mortgages, if any, are not expected to be material. There are no current requests for repurchase or indemnification pending.

         Lack of Insurance

         The Company had not maintained any liability insurance or any other form of general insurance prior to June 2002. In July 2002, the Company obtained professional liability and general insurance, which was retroactive to May 2001. The policy, however, does not specifically mention the wholly owned subsidiaries or the majority owned partnerships and therefore coverage for these entities is uncertain. The Company is also lacking insurance coverage for workmans compensation, disability, and business discontinuance. Management plans to obtain coverage in April 2003. In December 2002, the Company obtained Directors and Officers Liability Insurance. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

         Payroll taxes

         As of December 31, 2002, the Company owes approximately $267,000 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

         Litigation

         On April 2, 2003, the Company received a demand letter from legal counsel to Ball seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and Ball prior to the merger (see note 15 pre-merger section). The Company disputes Ball's claims regarding the oral agreement and believes that Ball has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of Ball. The Company intends to vigorously defend against and contest the claims of Ball and pursue any potential counterclaims that may be available to the Company. The Company has previously offered to settle the dispute with Ball, but may withdraw the offer at any time without prior notice. In addition, the Company reserves the right to seek recovery against Ball if The Company discovers, during the course of its investigations with respect to the claims of Ball and the dispute with Ball, that Ball has in any way damaged The Company.

         The Company has also received a demand from legal counsel to a former employee whom is seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and the former employee prior to the merger (see note 15 pre-merger section). The Company disputes the former employee's claims regarding the oral agreement and believes that the former employee has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, the former employee. The Company intends to vigorously defend against and contest the claims of the former employee and pursue any potential counterclaims that may be available to The Company. The Company has previously offered to settle the dispute with the former employee, but may withdraw the offer at any time without prior notice. In addition, The Company reserves the right to seek recovery against the former employee if The Company discovers, during the course of its investigations with respect to the claims of the former employee and the dispute with the former employee, that the former employee has in any way damaged The Company.


         The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

NOTE 14 - MINORITY INTERESTS

         The Company's minority interest on the consolidated balance sheet includes the minority interest in seventeen limited liability partnerships, which Mortgage has a controlling interest in. These partnerships originate mortgages, which are processed by Mortgage. These partnerships predominantly operate in the Southwestern United States.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 14 - MINORITY INTERESTS (CONT'D)

         The assets of each partnership remain on the Company's consolidated balance sheet and are managed by the Company. All of the partnerships, which the Company has an agreement with, are majority owned and are for a term of 10 years. Profits and losses are allocated pro rata, based on the partner respective percentage partnership interest. However, after the allocation of pro rata losses a limited partners capital balance cannot have a negative balance. If the limited partner has no remaining capital balance, all losses are allocated to the general partner, which is the Company. For the year ended December 31, 2002 net operating losses for the seventeen limited liability partnerships totaled $183,052 of which the limited partners were allocated $18,512, which has been classified as minority interest on the statement of operations. At December 31, 2002, assets of $33,624 and liabilities of $3,206 for the seventeen limited liability partnerships are included on the balance sheet along with the minority interest balance is $78,634.

NOTE 15 - STOCKHOLDERS' DEFICIENCY

         Acquisition of Subsidiary

         Pursuant to the agreement and plan of merger dated December 4, 2002, Availent-DE issued 54,000,000 shares of its common stock to enable Availent-TX to acquire and merge with Availent-DE. Upon the merger of Availent-TX and Availent-DE, the Company executed a one for two reverse stock split of the common stock, $0.01 par value, of the Availent-DE shares ("old common stock"). The shares were reclassified and combined into one share of common stock of the merged company ("new common stock").

         Preferred Stock

         On December 4, 2002, the Board of Directors of the Company adopted and created a series of preferred stock ("Preferred Stock") with a par value of $0.01. The total number of shares of Preferred Stock authorized by the Company is 10,000,000 shares. Shares of Preferred Stock may be issued from time to time in one or more series.

         Issuance of Common Stock for Consulting Services

         On December 5, 2002, the Company entered into two consulting agreements, with two consulting companies, for investor relations' services for a three-year period. In exchange for the services to be rendered, each consultant received 8% of the total issued and outstanding common stock of the Company. Pursuant to the agreements, the consultants are also entitled to a finders fee of 5% of the gross proceeds received by the Company in connection with capital raised by the Company through sources introduced to the Company by the consultant, a finders fee of 2.5% of the gross proceeds received by the Company in connection with capital raised by the Company through its own sources and a finders fee equal to 5% of the gross consideration paid or received by the Company in connection with merger and acquisition transactions consummated with parties introduced to the Company by the consultant payable in cash or in stock.

         At December 31, 2002, the Company had issued an aggregate of 1,417,466 post-split shares of common stock of the Company to these consultants (708,733 shares each) valued at $1,401,874. Accordingly, for the year ended December 31, 2002, the Company has recognized $38,941 of consulting expenses related to these agreements, and has deferred $1,362,933 of consulting services, which is reflected as a reduction to stockholders equity. At December 31, 2002 the Company had not accrued for any finders fees related to these agreements.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 15 - STOCKHOLDERS' DEFICIENCY (CONT'D)

         On December 5, 2002, the Company entered into additional consulting agreements, with two consulting companies, for investor relations' services for a three-year period. In exchange for the services to be rendered, each consultant received 8% of the total issued and outstanding common stock of the Company.

         At December 31, 2002, the Company had issued an aggregate of 1,417,467 post-split shares to these consultants (708,733 shares each) valued at $1,401,876. Accordingly, for the year ended December 31, 2002, the Company has recognized $38,941 of consulting expenses related to these agreements, and has deferred $1,362,935 of consulting services, which is reflected as a reduction to stockholders' equity.

         Conversion of Debt into Equity

         On August 9, 2002, Availent-TX issued a non-interest bearing note payable of $1,000 to an individual for consideration of cash to the Company. Upon execution of the merger between Availent-TX and Availent-DE the debt was converted into common stock issued to the individual as satisfaction of the note. The Company issued 749 post-split shares valued at $1,000, for satisfaction of the note.

         Issuance of Common Stock in consideration for Debt Financing

         On February 26, 2002, Availent-TX entered in to a loan agreement with an investment management company (the "Lender") and executed a promissory note, bearing interest at 14% per annum, wherein Availent-TX received $500,000 from the Lender for working capital purposes. The note was to mature on December 31, 2002. In consideration for the loan the lender received, a commitment fee of $7,500, reimbursement of related legal fees and 25,000 post-split shares of the Company's common stock held by Availent-TX, valued at $24,739 which has been recorded as interest expense for the year ended December 31, 2002, as well as a commitment to provide warrants to purchase shares of the Company's common stock. The shares of Company common stock issued by Availent- TX were obtained in the Ball transaction as described below. The spouse of one of the founding shareholders of Availent-TX has personally guaranteed this loan and pledged an annuity contract as collateral to the Lender. As consideration for this guarantee the spouse was compensated by the Company (see Note 17).

         On October 15, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 18% and maturing on December 31, 2002, in the amount of $75,000 as received from the Lender. In consideration for the loan the Lender received, a commitment fee of $3,750, reimbursement of related legal fees and a commitment to provide warrants to purchase shares of the Company's common stock.

         On November 12, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 15% and maturing on December 31, 2002, in the amount of $280,000 as received from the Lender. In consideration for the loan the Lender received a commitment fee of $14,000, reimbursement of related legal and travel fees and warrants to purchase shares of the Company's common stock. The founding shareholders of Availent-TX have personally guaranteed this loan and pledged all of their shares as collateral to the Lender.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 15 - STOCKHOLDERS' DEFICIENCY (CONT'D)

         On December 27, 2002, the Company and the Lender entered into an Agreement that the Lender will increase the November 12, 2002 loan by an additional $500,000, change the interest rate to 13.08% and agree to extend the maturity date of the loan from December 31, 2002 to April 30, 2003. In addition, the Lender also agreed to extend the maturity date of the loans on February 26, 2002 and October 15, 2002 from December 31, 2002 to April 30, 2003. Included in the agreement, the Lender provided the Company with an option if the Company chooses to prepay the interest for each of the loans listed above which aggregate $1,355,000 by January 31, 2003, the Lender will extend the loan from April 30, 2003 to June 30, 2003. In consideration for the provisions in this agreement the Lender received commitment and extension fees totaling $32,750, reimbursement of related legal and travel fees of $6,000 and 236,000 post-split shares of the Company's common stock, valued at $233,404 which have been recorded as a interest expense for the year ended December 31, 2002 and a commitment to provide warrants to purchase shares of the Company's common stock. In addition, one of the founding shareholders and his spouse have granted a second lien to the Lender on a real property located in New Mexico ("the New Mexico property") as collateral for the new $780,000 note.

         In February 2003 and April 2003, the Company and the Lender entered in to additional agreements as they relate to these loan agreements (see
         Note 23).

         Stock split

         In January 2003, the Board of Directors resolved to reverse split (the "Reverse Split") their issued and outstanding common stock, par value $0.01 per share, on a one for ten basis. All share and per share amounts have been adjusted to reflect the reverse stock split.

         Treasury stock

         In the first quarter of 2001, Availent-TX purchased 1,005,000 (or 50,250 post stock splits) shares of the Company's common stock from an individual (see Note 15 - Pre-merger) for $49,726. Prior to the merger with the Company, certain distributions of the stock occurred:


                                                    Shares             Cost
                                                 ------------      ------------
Purchase                                               50,250      $     49,726

Two officers in consideration for
  interest on notes payable                              (500)             (495)

CEO's spouse in consideration of
  collateral for note payable-financing cost          (10,000)           (9,896)

Partial consideration for conversion
  of Availent-TX preferred stock                      (11,997)          (11,866)

Two individuals in consideration for
  notes payable                                       (26,525)          (26,255)
                                                 ------------      ------------

Balance at December 31, 2002                            1,228      $      1,214
                                                 ============      ============

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 15 - STOCKHOLDERS' DEFICIENCY (CONT'D)

         Upon the merger, the remaining shares of common stock held by Availent-TX are considered Treasury Stock at December 31, 2002.

         2003 Equity Incentive Plan

         The shareholders approved the 2003 Equity Incentive Plan ("Incentive Plan") in February 2003. The Incentive Plan is effective January 1, 2003. Officers, key employees and non-employees, who in the judgment of the Company render significant service to the Company, are eligible to participate.

         The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 5,000,000 shares of common stock to be offered from either authorized and unissued shares or issued shares, which have been reacquired by the Company.

         On March 31, 2003, the Company granted options to two key officers of the Company to purchase shares of common stock pursuant to the Company's Incentive Plan consisting of 5% of the total common shares issued and outstanding at December 31, 2002 for three years each. Options are earned as annual gross revenue targets are achieved.

         Pre-Merger Availent-TX Stockholder's Equity

         In February 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 200,000 shares designated as the Series A Preferred Stock ("Preferred Stock") with a par value of $1.00. All of the Preferred Stock was issued to two officers/stockholders in consideration for certain fixed assets, intangible assets, expenses, and deferred financing commitment costs. The holders of such shares were not entitled to receive any dividends.

         In February 2002, all of the Preferred Shares were redeemed in consideration for two notes payable aggregating $80,000, and the distribution of common shares of the Company held for investment by Availent-TX aggregating a value of $11,866. The remaining value of $108,134 has been credited to additional paid-in capital.

         In February 2002, the Company issued 2,000 shares of Availent-TX's common stock, which has been valued at $17,500 for $5,000 of accrued rent and $12,500 of legal services and has been expensed in the statement of operations at December 31, 2002.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 15 - STOCKHOLDERS DEFICIENCY (CONT'D)

         In March 2002, Availent-TX entered into a restricted stock agreement with an employee, whom has an employment agreement to perform services related to the operations of Mortgage. The employment agreement is over a period of five years with an annual salary of $72,000. In addition, the employee will receive 240,000 shares of Availent-TX common stock, which will vest at a rate of 60,000 shares per year. No shares were vested at December 31, 2002. In accordance with the restricted stock award agreement, the 93,475 shares of Availent-TX common stock were issued and held in escrow and have a value of $692,245. The services to be performed by the employee related to the restricted stock agreement have been accounted for in deferred compensation costs, totaling $692,245, and have been converted into 700,000 shares of the Company's common stock as a component of stockholder's deficiency in the accompanying consolidated balance sheet. The Company dismissed the former employee in March 2003 and the Company and former employee are currently in litigation (see Note 13).


         During March 2002, Availent-TX sold 2,200 shares of their common stock, par value $0.01 per share, for cash to three individuals. The total cash received aggregated $22,000.

         In the last quarter of 2001, the Company executed an agreement with a related party of Seacrest ("Ball") relating to the pending merger with Seacrest as described in note 1. The agreement called for Availent-TX purchasing 1,005,000 (post stock-split's 50,250) common shares of Seacrest from Ball for $49,726 in cash, for Ball to perform certain services for $116,616 in cash and 93,475 shares of Availent-TX common stock valued at $692,245 and for Availent-TX to purchase marketable securities (See note 4) in exchange for a note payable of $373,978 and to prepay the related interest in cash which amounted to $33,658. In addition, Availent-TX reimbursed Ball for certain legal fees and expenses incurred in the amount of $50,000. The services were accounted for in deferred merger costs as a component of stockholders' deficiency totaling $858,861. The Company closed the related merger on December 4, 2002. The Company and Ball are currently in litigation see Note 13.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 15 - STOCKHOLDERS DEFICIENCY (CONT'D)

         Changes in the components of stockholder's deficiency of Availent-TX for the period from January 1, 2002 through December 4, 2002 (date of the merger), non-inclusive of net losses for the period, are summarized as follows:

                                             Total
                                         Stockholders'            Shares of            Shares of
                                            Equity              Common Stock        Preferred Stock
                                        ----------------      ----------------     ----------------
Total stockholders deficiency
  at January 1, 2002, as restated       $       (347,865)              529,940              200,000

Issuance of common stock for
  consulting services                             17,500                 2,000                   --

Redemption of preferred stock                    (91,866)                   --             (200,000)

Receipt of cash for stock
  subscription                                    15,000                    --                   --

Sale of common stock for cash                     22,000                 2,200                   --

Issuance of common stock related
  to deferred merger costs ("Ball")                   --                93,475                   --

Additional cost of deferred
  merger                                        (166,616)                   --                   --

Deferred compensation related to
  restricted stock agreement                          --                93,475                   --
                                        ----------------      ----------------     ----------------

Totals at December 4, 2002              $       (551,847)              721,090                   --
                                        ================      ================     ================

NOTE 16 - PRIOR PERIOD ADJUSTMENT

         The financial statements of Availent-TX issued for December 31, 2001 contained an error that has been recorded as a prior period adjustment in the consolidated statement of operations and comprehensive income. Beginning equity balances have been adjusted for the error.

         During the year ended December 31, 2001, net losses from operations of the majority owned limited partnerships were allocated among the Company and the related minority interests pro rata, based on the entity's respective percentage membership interest. However, in accordance with each partnership agreement, losses are allocated based on membership interest to the extent that the minority's capital balance reaches a $0 balance, thereafter all losses are allocated to the general partner. The reallocation of losses in accordance with each individual partnership agreement aggregated a $33,775 reduction to the net loss from operations for the year ended December 31, 2001.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 16 - PRIOR PERIOD ADJUSTMENT (CONT'D)

          The adjusted beginning retained earnings balance based on the aforementioned adjustments is calculated as follows:

Retained earnings at December 31, 2001,
  as previously reported                                          $   (824,010)

Adjustment for misallocation of losses
  in majority owned partnerships                                       (33,775)
                                                                  ------------

Balance at December 31, 2001, as restated                         $   (857,785)
                                                                  ============

          The restated net loss from operations for the year ended December 31, 2001 is ($857,785). There have been no adjustments for the tax effect on these items at it is more likely than not that the Company will not realize the deferred tax benefit in the future.

NOTE 17 - (BENEFIT OF) PROVISION FOR INCOME TAXES

          (Benefit of) provision for income taxes is comprised of the following for the years ended December 31, 2002 and 2001:

                                                 2002                   2001
                                           ------------------     ------------------
Current:
    Federal                                $               --     $               --
    State and local                                        --                     --
                                           ------------------     ------------------
Deferred:
    Federal                                                --                     --
    State and local                                        --                     --
                                           ------------------     ------------------

    Total income tax (benefit) expense     $               --     $               --
                                           ==================     ==================

          A reconciliation of the provision for income taxes on income per the federal statutory rate to the reported income tax expense is as follows for the years ended December 31, 2002 and 2001:

                                                          2002              2001
                                                      ------------      ------------
Federal statutory rate applied to
   pretax loss                                        $         --      $         --
State and local income taxes, net of federal
   income tax benefit, applied to pretax loss                   --                --
Permanent differences                                           --                --
Increase in valuation allowance                          1,287,000             9,600
Current provision for state and local taxes                     --                --
(Increase) in deferred tax assets                               --                --
Increase (Decrease) in deferred tax liability           (1,287,000)           (9,600)
                                                      ------------      ------------

       Total provision (benefit) for income taxes     $         --                --
                                                      ============      ============

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 17 - (BENEFIT OF) PROVISION FOR INCOME TAXES

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal and 8% state pursuant to SFAS No. 109.

          The tax effect of significant items comprising the Company's net non-current deferred tax asset and liability are as follows as of December 31, 2002:

Net operating loss carryforwards     $  1,300,000
Valuation allowance                    (1,300,000)
                                     ------------
Deferred non-current tax asset       $         --
                                     ============

          Availent and its subsidiaries will file a consolidated tax return for federal tax purposes in 2002. For state and local purposes, Availent and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

          At December 31, 2002, the Company had a net operating loss carryforward (NOL) for federal and state tax purposes of approximately $3,100,000 and $3,090,000, respectively, both of which expire between 2021 and 2022. However, the Company has recorded, a valuation allowance against the entire benefit due to it being more likely then not that it will not realize the benefit in the future.

NOTE 18 - RELATED PARTY TRANSACTIONS

          Employment Agreements

          On February 1, 2001, the Company entered into employment agreements with two key officers/shareholders, the chief executive officer and president and the president of Mortgage. The employment agreements are for a term of five years with annual salaries of $165,000 each for the first year, $190,000 each for the second year, $275,000 each for the third year, $350,000 each for the fourth year and $425,000 each for the fifth year.

          For the year ended December 31, 2002 and 2001, the Company has expensed $375,288 and $300,808, respectively of officer's salaries of which $252,088 and $86,008 at December 31, 2002 and 2001, respectively were unpaid. Interest on unpaid wages at December 31, 2002 aggregated approximately $25,530.

          On March 31, 2003, the officers entered into an agreement whereby all unpaid compensation amounts owed to them, inclusive of interest were forgiven (See Note 23). The December 31, 2002 financial statements have been adjusted to reflect the transaction, unpaid compensation, inclusive of accrued interest has been treated as a capital contribution from the officers. The agreement also canceled the previous employment contracts with the two key officers mentioned above, and provided for new employment agreements providing the officers with a 5 year term of employment and annual salaries of $100,000 each, plus a quarterly bonus plan.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 18 - RELATED PARTY TRANSACTIONS (CONT'D)

          Loan guarantee of founder's spouse of Availent-TX

          On February 28, 2002, the spouse of one of the founding shareholders of Availent-TX and key officer of the Company, who personally guaranteed a $500,000 note of the Company by pledging her annuity contract as collateral to the lender (see Note 15). As consideration Availent-TX agreed to pay: 1) 5% of the principal loan amount, which was $25,000, 2) an additional 5% (or $25,000) of the principal if not repaid within 180 days, 3) 3% of the outstanding balance of the loan at the time the interest is paid to the lender or $1,250 per month, 4) 10,000 shares of the Company's common stock held by Availent-TX, valued at $9,889, to be distributed upon the receipt of the loan by the Company. For the year ended December 31, 2002, the Company has recorded a total of $72,396 of financing and interest costs related to this guarantee. At December 31, 2002, all consideration related to this guarantee has been made timely and the related loan being guaranteed is still outstanding.

NOTE 19 - EMPLOYEE SAVINGS PLAN

          The Company provides a qualified employee savings plan (the Plan) for its employees. Participation in the Plan is open to all employees who have reached the age of 21 and may enter the program at the first day of the following quarter after completion of 15 days of service, as defined in the Plan. Employee contributions may, at the discretion of the board of directors, provide discretionary contributions based on a percentage of an employee's compensation, as defined in the Plan. For the periods ended December 31, 2002 and 2001, the Company has not made any matching contributions

NOTE 20 - STOCK OPTIONS AND WARRANTS

          Under the terms of various Availent Financial, Inc. stock warrant awards ("Options"), stock options for an aggregate 659,227 shares of common stock were authorized for grant to note holders (see Note 11) at prices equal to the fair market value of the shares at the dates of the grant. These options were granted in consideration for financing that was utilized to absorb costs related to the merger, became exercisable at the merger date and expire 36 months after such date. Each option was granted at an exercise price that approximated fair value as concluded by management associated with certain debt instruments.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 20 - STOCK OPTIONS AND WARRANTS (CONT'D)

          The following information relates to all Options for the year ended December 31, 2002.

                                                            Average
                                                           Exercise
                                          12/31/02           Price
                                        ------------     ------------
Options outstanding at
     beginning of the period                      --               --
Granted                                      659,227             1.03
Exercised                                         --               --
Forfeited                                         --               --
                                        ------------     ------------

Options outstanding at
  end of the period                          659,227             1.03
                                        ============     ============



Options Available for future grant:

Beginning of period                               --
End of period                                 67,500


                                Options Outstanding                               Options Exercisable
        -----------------------------------------------------------------   -------------------------------
                                              Weighted
                                              Average         Weighted                          Weighted
             Maximum                         Remaining         Average                           Average
            Exercise         Number         Contractual       Exercise          Number          Exercise
             Price        Outstanding          Life            Price          Exercisable        Price
        --------------   --------------   --------------   --------------   --------------   --------------

        $          1.6          659,227        36 months   $         1.03          659,227             1.03

          Options available for future grant relate to employment contracts to certain employees. These options are granted after the completion of one year of employment and become exercisable in equal installments over a five-year period.

          Employee stock-based awards are accounted for under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 21 - EARNINGS PER SHARE

          Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. The following table sets forth the calculation of basic and diluted loss per share for the years ended December 31, 2002 and 2001. Prior to the merger the Company had no operations, therefore for the year ended December 31, 2002 and 2001 the weighted average shares outstanding reflect those of Availent-TX, at the conversion ratio per share that occurred on December 4, 2002 (the merger date) and the additional shares outstanding for the Company are included as if issued on that date.

                                                 2002              2001
                                             ------------      ------------

Net loss                                     $ (3,079,522)     $   (857,785)
                                             ============      ============

Weighted average shares outstanding for
     Basic EPS                                  6,651,065         3,883,121

Net effect of dilutive stock options and
     restricted stock awards                           --                --
                                             ------------      ------------

Weighted average shares outstanding for
     Diluted EPS                                6,651,065         3,883,121
                                             ============      ============

Net loss per basic and diluted share         $       (.46)     $       (.22)
                                             ============      ============

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

          In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company's financial position or results of operations. The impact of adopting the provisions related to debt extinguishment is not expected to have a material impact on the Company's financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

          In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (an amendment to FASB Statement No. 123) SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN 45, but does not expect the adoption to have a material impact on the Company's financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 will not have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 23 - SUBSEQUENT EVENTS

          Loan payable

          On February 12, 2003 the Company entered into a loan agreement with an individual, whereby the individual will loan the Company $500,000, for working capital purposes, at a rate of 15% per annum. Principal amounts are due in August 2003 and interest is due and payable monthly. As additional consideration for the loan, the Company will give the individual 275,000 warrants to purchase the Company's common stock at an exercise price of $1.00 per share. The warrants expire within 60 months of the execution of the note.

          Stock transfer and consulting agreement

          On March 31, 2003, two key founding officers entered into a stock transfer and consulting agreement with a consulting company, currently doing business with the Company (the "Consultant") for additional financial and investment banking and consulting services. The term of the agreement is over a period of one year from the effective date of the agreement. As consideration for the future services by the Consultant, the officers transferred all of their common shares, 3,376,382 shares, valued at $3,337,242 to the Consultant.

          As part of the agreement, the officers agreed to convert all principal balances from notes payable, owed to them, as well as their spouses, from the Company into Company common stock at the price of $1.00 per share. As of December 31, 2002, total amounts owed to these parties aggregated $833,300. The Company will issue 758,300 common shares for the conversion of their debt. Related accrued interest aggregating $52,842 will be forgiven upon conversion of the debt.

          Additionally, the officers agreed to forgive all unpaid compensation payable to them by the Company. At December 31, 2002, total unpaid amounts, inclusion of accrued interest, aggregated $346,290. The forgiveness of these unpaid amounts have been recorded as a contribution to capital. The December 31, 2002 financial statements have been adjusted to reflect the forgiveness of the unpaid salaries.

          The agreement also supercedes and terminates the previous employment agreements the officers had with the Company. The new agreement's are for a term of five years beginning on the date of the agreement, with annual salaries of $100,000 each. A quarterly bonus plan for each of the two officers provides for a bonus of 5% of the net income before taxes ("NIBT") of the Company, up to 85 million ("NIBT") annually. Should the NIBT exceed $5 million per annum, the officers shall be paid an additional 2% of any NIBT in excess of $5 million.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 23 - SUBSEQUENT EVENTS (CONT'D)

          Amendments to Debt Financing Agreements with Lender

          In February 2003, the Company and the Lender entered in to an Agreement that the Lender will agree to provide the Company with an option if the Company chooses to prepay the interest for each of the loans aggregating $1,355,000 (as described in Note 15) by March 2, 2003, the Lender will extend the due dates from April 30, 2003 to June 30, 2003. Also, included was the Lender's release of the collateral held relating to the November 12, 2002 agreement, which was the founding shareholders of Availent-TX pledged common shares of the Company. In consideration for the provisions in this agreement the Lender nullified all previous warrant agreements and was granted 4 warrants to purchase 100,000, 31,100, 360,000 and 100,000 or a total of 590,100 shares of the common stock of the Company for an exercise price of $1.00 per share at any time during a thirty six (36) month period commencing on the date shares of the Company are registered with the Securities and Exchange Commission for sale to the public. Additional provisions provide that if the Company receives funding of $5 million or more, including the proceeds from the sale of common stock following the registration of such stock with the SEC for sale in the public markets, the payment terms of the Lenders loans are accelerated.

          In April 2003, the Company and the Lender entered into an additional Agreement ("Agreement") regarding the notes aggregating $1,355,000 (as described in Note 15) of which $500,000 is guaranteed by the annuity contract of the spouse of the founding shareholder of Availent-TX. The agreement, gives the Lender the right to make demand for payment of the annuity for the amount of $500,000 against the outstanding notes, any balance of the proceeds of the annuity will be immediately repaid to the founding shareholder and spouse. In the event the proceeds of the annuity is insufficient to pay the $500,000 the Company and the Lender agree to extend the balance of the notes. With regards to the remaining notes of $855,000, the Company and the Lender agree to issue and place 1,700,000 shares of the Company's common stock into an escrow account as shares to be held as collateral to secure repayment of the notes ("Escrow Agreement"). It is further agreed upon that with the transfer of the shares into the escrow account the Lender agrees to release the Company of all liabilities relating to the $855,000 remaining in notes and to convey the second lien covering the New Mexico property held as collateral to the escrow account. The personal guarantees of the founding shareholder and the spouse will not be terminated. The 1,700,000 shares held in escrow will be sold and the $855,000 will be repaid including any interest and other charges accrued and the balance remaining along with the second lien covering the New Mexico property will be transferred to the Company. In addition, the founding shareholder and the spouse agree to convey, subject to the outstanding balance of the first lien mortgage the title and ownership of the New Mexico property, however they do retain the right to repurchase the property. If the remaining notes of $855,000 are not repaid by September 30, 2003, the Escrow Agreement will terminate and all shares returned to the Company and the second lien returned to the Lender. In consideration for the transfer of the annuity to the Lender and the transfer of the New Mexico property to the Company, the Company will issue the founding shareholder and spouse 1,000,000 shares of the Company's common stock. In addition, the Agreement requires the purchase of 600,000 shares of the Company's common stock by the Lender for $300,000, the issuance of 60,000 common stock warrants which may be exercised at any time for a period of five years at a purchase price of $1.00 per share, the Company's commitment to obtain additional investors to match the $300,000 common stock purchase by the Lender. If the Company is able to obtain financing in a form of a loan or equity in excess of $600,000 it is required to repurchase the Lender's 600,000 shares of common stock at $.50 per share with 50% of the amount in excess of the $600,000 received by the Company.

          Sale of Stock

          On March 6, 2003, the Company sold 10,000 shares of common stock for $10,000 to an existing individual shareholder.

          Issuance of Warrants

          On February 21, 2003, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share plus $10,000 to an individual in exchange for consulting services. In addition, the consultant shall receive a 15% commission for selling rights to the South Florida area, the commissions will only be paid on total sales in excess of $1,000,000, and a 10% commission on the funding of the $8,000,000 banking opportunity for the Company. The consultant will also be awarded 750,000 shares of the Company's common stock at the time of a Lehman Brothers capital equity funding that is acceptable to the Company.

          On February 27, 2003, the Company issued warrants to purchase 30,000 shares of common stock at an exercise price of $1.00 per share plus $5,000 to a financial services company, in exchange for financial advisory and investment banking services.

          Termination of partnerships

          During fiscal 2003, eleven of the seventeen partnerships referred to in Note 1, have ceased operations and will be terminating their respective partnership agreements due to the withdrawal of the limited partners. The total fixed assets residing in these partnerships aggregated a value of $29,065, net of accumulated depreciation. These assets are to be returned to the Company in consideration for its capital contributions and accordingly no impairment exists on these assets.

NOTE 24 - PROFORMA FINANCIAL INFORMATION

          The below unaudited Pro Forma Consolidated Balance Sheet of SeaCrest Industries Corporation ("SeaCrest") is presented as if the reverse acquisition of Availent Financial, Inc. and Subsidiaries ("Availent"), had occurred on January 1, 2002. The Pro Forma Consolidated Balance Sheet was derived from the Balance Sheet of SeaCrest filed with SeaCrest Annual Report on Form 10-KSB as of and for the year ended September 30, 2002 and the Balance Sheet of Availent as of December 31, 2002. In management's opinion, all of the material adjustments necessary to reflect the effects of the reverse acquisition transaction have been made. The Pro Forma Consolidated Balance Sheet is not necessarily indicative of what the actual financial position would have been assuming such transactions had been completed as of December 31, 2002, nor does it purport to present the future financial position of SeaCrest. Seacrest has not transacted business since February 1984, and Seacrest has had no operations. As such, Pro Forma Consolidated Results of Operations are not presented, since they would only be the historical operations of Availent for the year ended December 31, 2002.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 24 - PROFORMA FINANCIAL INFORMATION (CONT'D)

         Unaudited Proforma Consolidated Balance Sheet at December 31, 2002

                                       SeaCrest            Availent            Combined            Proforma         Consolidated
                                   Industries Corp.     Financial, Inc.       Historical         Adjustments          Proforma
                                   ----------------    ----------------    ----------------    ----------------    ----------------


          Assets

Total current assets               $             --    $      1,769,326    $      1,769,326    $             --    $      1,769,326

Net property and equipment                       --             134,291             134,291                  --             134,291

Total other assets                               --             103,857             103,857                  --             103,857
                                   ----------------    ----------------    ----------------    ----------------    ----------------

       Total assets                $             --    $      2,007,474    $      2,007,474    $             --    $      2,007,474
                                   ================    ================    ================    ================    ================


Liabilities and stockholders
             deficiency

Total current liabilities          $             --    $      5,142,687    $      5,142,687                  --    $      5,142,687
                                   ----------------    ----------------    ----------------    ----------------    ----------------

Total long-term liabilities                      --               5,913               5,913                  --               5,913
                                   ----------------    ----------------    ----------------    ----------------    ----------------
       Total liabilities                         --           5,148,600           5,148,600                  --           5,148,600
                                   ----------------    ----------------    ----------------    ----------------    ----------------
Minority interest                                --              78,634              78,634                  --              78,634
                                   ----------------    ----------------    ----------------    ----------------    ----------------

Stockholders deficiency:
   Common Stock, $0.01 par
    value; 12,500,000 historical
    shares and 100,000,000 Pro
    Forma shares authorized;
    12,484,689 historical shares
    and 6,024,234 Pro Forma
    shares issued and
    outstanding                    $        124,847              90,959             215,806            (124,847)             90,966
Additional paid-in capital                       --           4,006,321           4,006,321                  --           4,006,321
Deferred compensation                            --            (692,245)           (692,245)                 --            (692,245)
Deferred consulting services                     --          (2,725,868)         (2,725,868)                 --          (2,725,868)
Accumulated deficit                        (124,847)         (3,897,720)         (4,022,567)            124,847          (3,897,720)
Treasury stock                                   --              (1,214)             (1,214)                 --              (1,214)
                                   ----------------    ----------------    ----------------    ----------------    ----------------

       Total stockholders
         deficiency                              --          (3,219,760)         (3,219,760)                 --          (3,219,760)
                                   ----------------    ----------------    ----------------    ----------------    ----------------

Total liabilities and
  stockholders deficiency          $             --    $      2,007,474    $      2,007,474    $             --    $      2,007,474
                                   ================    ================    ================    ================    ================

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The disclosure called for by this Item 8 and paragraph (a) of Item 304 of Regulation S-B has been previously reported in the current report on Form 8-K of Availent dated and filed January 22, 2003 by Availent with the Commission.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                        DIRECTORS AND EXECUTIVE OFFICERS

            Our current directors and executive officers are:

                                                                                            TERM OF OFFICE            PERIOD(S)
                                                                                              AS DIRECTOR             SERVED AS
       NAME AND POSITION(S) AND OFFICE(S) WITH AVAILENT                          AGE           EXPIRES                DIRECTOR
--------------------------------------------------------------------             ---       -----------------     ------------------
Patrick A. McGeeney                                                               53              2003                2002 (1)
      Chairman of the Board, President, and Chief Executive Officer
Michael L. Banes                                                                  35              2003                2002 (2)
      Director and President of Availent Mortgage
Woody Conradt                                                                     42              N/A                    N/A
      Secretary, Treasurer, and Chief Financial Officer

----------

(1) Mr. McGeeney was appointed as a director by C.M. Ball, the former sole director of Availent, on May 10, 2002.

(2) Mr. Banes was appointed as a director by C.M. Ball, the former sole director of Availent, on May 10, 2002.

            PATRICK A. MCGEENEY

            Prior to founding availent, Mr. McGeeney was the Chief Operating Officer of Realteo Real Estate Corp. He graduated from Southern Methodist University and serves on the associate board of the Cox School of Business.

            MICHAEL L. BANES

            Prior to joining Availent, Mr. Banes owned Founders Mortgage, the predecessor company to Availent. He started the company in February 2000. Prior to this he was the V.P. of Mortgage Operations at Realtec Real Estate Corp.

            WOODY CONRADT

            Prior to joing Availent, Mr. Conradt served as the Chief Financial Officer, Secretary, and Treasurer for a privately-held manufacturer of lawn irrigation products. Mr. Conradt is a CPA and a graduate of Baylor University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Exchange Act requires our directors, officers, and beneficial owners of more than 10% of our common stock to report beneficial ownership and changes in beneficial ownership with the Commission. Based solely upon a review of Forms 3, 4, and 5 and any amendments thereto furnished to Availent during and with respect to fiscal year 2002, we believe that all of these persons filed the reports required by Section 16(a) of the Exchange Act with the Commission on a timely basis during fiscal year 2002.


ITEM 10.  EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation of the "named executive officers" (as defined in Item 402(a)(2) of Regulation S-B) of Availent for each of Availent's last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                    ---------------------------------------  -----------------------------------------------------
                                                                                         Awards             Payouts
                                                                             -----------------------------  -------
                                                                             Restricted     Securities       LTIP      All Other
Name                                                  Bonus    Other Annual    Stock        Underlying      Payouts  Compensation
Principal Position         Year       Salary ($)       ($)     Compensation   Award(s)    Options/SARs (#)    ($)         ($)
------------------         ----     --------------    -----    ------------  ----------   ----------------  -------   ------------

Patrick A. McGeeney        2000           0             0            0            0              0              0          0
Chief Executive            2001     107,400             0            0            0              0              0          0
Officer                    2002      61,600             0            0            0              0              0          0

Michael L. Banes           2000           0             0            0            0              0              0          0
Director and President     2001     107,400             0            0            0              0              0          0
of Availent Mortgage       2002      61,600             0            0            0              0              0          0

Woody Conradt              2000           0             0            0            0              0              0          0
Chief Financial            2001           0             0            0            0              0              0          0
Officer                    2002       90,246.11         0            0            0              0              0          0

Robert Titus (1)           2000           0             0            0            0              0              0          0
                           2001           0             0            0            0              0              0          0
                           2002     17,121.17           0            0            0              0              0          0

Peg Pavleck (2)            2000           0             0            0            0              0              0          0
                           2001           0             0            0            0              0              0          0
                           2002       39,230.76         0            0            0              0              0          0

C.M. Ball (3)              2000           0             0            0            0              0              0          0
                           2001           0             0            0            0              0              0          0
                           2002           0             0            0            0              0              0          0

---------

(1) Mr. Titus was formerly employed by Availent as National Sales Manager from November 7, 2002 until March 31, 2003.

(2) Ms. Pavleck was formerly employed by Availent as Director of Mortgage Operations from July 15, 2002 until January 31, 2003.

(3) Mr. Ball was formerly employed by Availent as a director and President until May 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

            Availent made no individual grants of stock options or freestanding SARs during fiscal year 2002 to any named executive officers.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

            No stock options or freestanding SARs were exercised during fiscal year 2002 by any named executive officers. Availent has no outstanding unexercised options or SARs.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

            Availent made no awards to any named executive officer during fiscal year 2002 under any long-term incentive plan.

COMPENSATION OF DIRECTORS

            Availent does not currently have any arrangements to compensate directors of Availent for any services provided as a director or for committee participation or special assignments. No director of Availent was compensated during fiscal year 2002 for any service provided as a director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

            Availent does not currently have any effective employment contracts with any named executive officers or any compensatory plan or arrangement, with respect to any named executive officer, that results or will result from the resignation, retirement, or any other termination of any named executive officer's employment with Availent or any subsidiaries of Availent or from a change-in-control of Availent or a change in any named executive officer's responsibilities following a change-in-control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth information, as of April 11, 2003, as to the name, address, and shares of each class of equity securities of Availent or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned (as determined in accordance with Rule 13d-3 under the Exchange Act) by all directors, nominees, and "named executive officers" (as defined in Item 402(a)(2) of Regulation S-B) of Availent, directors and executive officers of Availent as a group, and any person who is known to us to be the beneficial owner of more than five percent (5%) of any class of Availent's voting securities.

                                                                                    AMOUNT AND NATURE OF         PERCENT OF
                 NAME AND ADDRESS OF BENEFICIAL OWNER (1) (2)                       BENEFICIAL OWNERSHIP       CLASS OWNED (%)
                 --------------------------------------------                       --------------------       ---------------
INDIVIDUAL DIRECTORS, NOMINEES, AND NAMED EXECUTIVE OFFICERS:

Patrick A. McGeeney ...................................................                        1,025,433(3)               11.3

Michael L. Banes ......................................................                          221,250                   2.4

Woody                                                                                                  0                   0.0
Conradt ...............................................................

Robert Titus ..........................................................                                0                   0.0

Peg Pavleck(4) ........................................................                                0                   0.0

C. M. Ball
17846 Tacoma Circle
Villa Park, CA 92681 ..................................................                          725,250(5)                8.0

DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP:

6 persons                                                                                      1,971,933                  21.7

OTHER 5% BENEFICIAL OWNERS:

Consolidated American Energy Resources, Inc.
12015 De Or Drive
Dallas, Texas 75230                                                                            3,842,391(7)               42.2

Meadow Holdings Corp.
59 Terapin Street
Mastic, New York 11950                                                                           708,733                   7.8

S.O.S. Resource Services
403 East Main Street
Port Jefferson, New York 11777                                                                   708,733                   7.8

Jerry L. Armstrong                                                                               700,000(7)                7.7

A. Public Relations Company                                                                      472,489                   5.2
12015 De Or Drive
Dallas, Texas 75230

Consolidated American Financial Services Group, L.C.C.                                           472,489                   5.2
12015 De Or Drive
Dallas, Texas 75230

----------

(1) Unless otherwise indicated, the title of each class of securities included in this table is common stock, par value $0.01 per share.

(2) Unless otherwise indicated, the address for each beneficial owner included in this table is c/o Availent Financial, Inc., 2720 Stemmons Freeway, South Tower, Suite 600, Dallas, Texas 75207.

(3) Includes 1,025,433 (11.3%) shares of common stock owned and held by Michele McGeeney, the spouse of Mr. McGeeney, of which Mr. McGeeney disclaims beneficial ownership.

(4) Ms. Pavleck was formerly employed by Availent as Director of Mortgage Operations from July 15, 2002 until January 31, 2003.

(5) Mr. Ball was formerly employed by Availent as a director and President until May 2002. Includes 25,250 (0.3%) shares of common stock owned and held by Mr. Ball and pledged by Mr. Ball to Bergstrom to secure indebtedness in the aggregate amount of $500,000 owed by Availent to Bergstrom Investment Management, L.L.C. and 700,000 which Mr. Ball claims to own and are subject to a dispute between Availent and Mr. Ball. See Item 3 (Legal Proceedings) of this report.

(7) Includes 3,369,902 (37.1%) shares of common stock owned and held by Consolidated American Energy and pledged by Consolidated American Energy to a creditor of Availent to secure indebtedness in the aggregate amount of $500,000 owed by Availent to the creditor.

(8) Includes 700,000 shares which Mr. Armstrong claims to own and are subject to a dispute between Availent and Mr. Armstrong. See Item 3 (Legal Proceedings) of this report.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On December 4, 2002, the stockholders of Availent Holding, including, without limitation, Patrick A. McGeeney, a director and President of Availent and Availent Holding, and Michael L. Banes, a director of the Availent and Availent Holding, acquired control of Availent from the holders of shares of common stock issued and outstanding immediately prior to the change in control using all of the issued and outstanding shares, par value $0.01 per share, of common stock of Availent Holding owned and held by the stockholders of Availent Holding as consideration and in exchange for 54,000,000 newly issued shares of common stock, or approximately 89.64% of the common stock issued and outstanding immediately after the change of control, pursuant to that certain Third Amended and Restated Agreement and Plan of Reorganization, dated March 1, 2002, by and between Availent and Availent Holding. In connection with the reorganization agreement, Availent Holding merged with and into Availent and Availent issued 54,000,000 shares of common stock to the stockholders of Availent Holding as consideration and in exchange for all of the issued and outstanding shares of common stock of Availent Holding. Each stockholder of Availent Holding received
74.88673 shares of common stock for every one share of common stock of Availent Holding owned and held by the stockholder. Immediately after the change in control, the former stockholders of Availent Holding and the existing stockholders of Availent owned approximately 54,000,000 (or 89.64%) and 6,242,344 (or 10.36%), respectively, of the 60,242,344 shares of common stock then issued and outstanding. There are no arrangements or understandings between any of the former stockholders of Availent Holding and any of the existing stockholders of Availent or any associates of any of the foregoing with respect to the election of directors or any other matters, except as contemplated by the reorganization agreement.

            On December 5, 2002, Availent issued 708,733 shares of common stock to each of Consolidated American Energy Resources, Inc., Consolidated American Financial Services Group, L.C.C., Meadow Holdings Corp., and S.O.S. Resource Services, respectively (or an aggregate 2,834,934 shares of common stock representing approximately 32% of the 8,859,168 shares of common stock outstanding immediately after the issuance) in exchange for investor relations services.

            On March 31, 2003, Mr. McGeeney, a director and President of Availent, and Michelle McGeeney, the spouse of Mr. McGeeney, converted $615,000 in aggregate debt owed by Availent to Mr. and Mrs. McGeeney into 615,000 shares of common stock pursuant to that certain Stock Transfer and Consulting Agreement dated March 31, 2003 by and between Mr. and Mrs. McGeeney and Consolidated American Energy Resources, Inc. and forgave accrued and unpaid interest on the debt.

            On March 31, 2003, Mr. Banes, a director of Availent, and Michelle Banes, the spouse of Mr. Banes, converted $221,250 in aggregate debt owed by Availent to Mr. and Mrs. Banes into 221,250 shares of common stock pursuant to that certain Stock Transfer and Consulting Agreement dated March 31, 2003 by and between Mr. and Mrs. Banes and Consolidated American Energy Resources, Inc. and forgave accrued and unpaid interest on the debt.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            EXHIBITS

Exhibit No.      Description of Exhibit
-----------      ----------------------

2.1              Third Amended and Restated Agreement and Plan of Reorganization dated March 1, 2002 by and between Availent and
                 Availent Financial, Inc., a Texas corporation (incorporated by reference from the Definitive Information Statement on Schedule 14C dated and filed November 14, 2002 by Availent with the Commission)

3.1              Amended and Restated Certificate of Incorporation

4.1              Agreement Regarding Stock and Warrants dated December 27, 2002 between Availent Financial, Inc. and Bergstrom
                 Investment Management, L.L.C.

4.2              Loan Agreement dated February 12, 2003 between Availent Financial, Inc. and Bobby Lutz

4.3              Warrant Agreement dated February 12, 2003 between Availent Financial, Inc. and Bobby Lutz

4.4              Warrant Agreement dated February 12, 2003 between Availent Financial, Inc. and Preston Trail Trading, L.P.

4.5              Letter of Agreement dated February 21, 2003 between Availent Financial, Inc. and Raymond Molina

4.6              Financial Services Agreement dated February 27, 2003 between Availent Financial, Inc. and Brockington
                 Securities, Inc.

4.7              Amendment to Loan Agreement dated March 21, 2003 between Availent Financial, Inc. and Bobby Lutz

4.8              Agreement dated April 14, 2003 between Bergstrom Investment Management, L.L.C., Availent Financial, Inc., Availent
                 Mortgage, Inc., Patrick A. McGeeney, and Michelle Krajicek McGeeney

10.1             Stock Transfer and Consulting Agreement dated March 31, 2003 between Consolidated American Energy Resources, Inc.
                 and Patrick A. McGeeney

10.2             Stock Transfer and Consulting Agreement dated March 31, 2003 between Consolidated American Energy Resources, Inc.
                 and Michael L. Banes

21.1             Subsidiaries of Availent Financial, Inc.

23.1             Consent of Massella Roumbos LLP

23.2             Consent of Gainer, Donnelly & Desroches, L.C.

99.1             Section 906 Certification of Chief Executive Officer

99.2             Section 906 Certification of Chief Financial Officer

ITEM 14.  CONTROLS AND PROCEDURES

            Our Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation of Availent's disclosure control and procedures as of a date within 90 days prior to filing this report, that these controls and procedures effectively ensure that information required to be disclosed by Availent in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms. There were no significant changes in Availent's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Availent Financial, Inc.


                                     By:         /s/ Patrick A. McGeeney
                                                 -------------------------
                                     Name:       Patrick A. McGeeney
                                     Title:      Chief Executive Officer

                                     Date:       April 15, 2003

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By:         /s/ Woody Conradt
                                                 -------------------------
                                     Name:       Woody Conradt
                                     Title:      Chief Financial Officer

                                     Date:       April 15, 2003


                                     By:         /s/ Patrick A. McGeeney
                                                 -------------------------
                                     Name:       Patrick A. McGeeney
                                     Title:      Director

                                     Date:       April 15, 2003


                                     By:         /s/ Michael L. Banes
                                                 -------------------------
                                     Name:       Michael L. Banes
                                     Title:      Director

                                     Date:       April 15, 2003

                                 CERTIFICATIONS

            I, Patrick A. McGeeney, certify that:

            1. I have reviewed this annual report on Form 10-KSB of Availent Financial, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        a) designed such disclosure controls and procedures to
            ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        b) evaluated the effectiveness of the registrant's
            disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        c) presented in this annual report our conclusions about
            the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             By:      /s/ Patrick A. McGeeney
                                                      -----------------------
                                             Name:    Patrick A. McGeeney
                                             Title:   Chief Executive Officer

                                             Date:    April 15, 2003

            I, Woody Conradt, certify that:

            1. I have reviewed this annual report on Form 10-KSB of Availent Financial, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        a) designed such disclosure controls and procedures to
            ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        b) evaluated the effectiveness of the registrant's
            disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        c) presented in this annual report our conclusions about
            the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        By:     /s/ Woody Conradt
                                                -----------------------
                                        Name:   Woody Conradt
                                        Title:  Chief Financial Officer

                                        Date:   April 15, 2003

                                INDEX OF EXHIBITS

Exhibit No.      Description of Exhibit
-----------      ----------------------

2.1              Third Amended and Restated Agreement and Plan of Reorganization dated March 1, 2002 by and between Availent and
                 Availent Financial, Inc., a Texas corporation (incorporated by reference from the Definitive Information Statement on Schedule 14C dated and filed November 14, 2002 by Availent with the Commission)

3.1              Amended and Restated Certificate of Incorporation

4.1              Agreement Regarding Stock and Warrants dated December 27, 2002 between Availent Financial, Inc. and Bergstrom
                 Investment Management, L.L.C.

4.2              Loan Agreement dated February 12, 2003 between Availent Financial, Inc. and Bobby Lutz

4.3              Warrant Agreement dated February 12, 2003 between Availent Financial, Inc. and Bobby Lutz

4.4              Warrant Agreement dated February 12, 2003 between Availent Financial, Inc. and Preston Trail Trading, L.P.

4.5              Letter of Agreement dated February 21, 2003 between Availent Financial, Inc. and Raymond Molina

4.6              Financial Services Agreement dated February 27, 2003 between Availent Financial, Inc. and Brockington Securities,
                 Inc.

4.7              Amendment to Loan Agreement dated March 21, 2003 between Availent Financial, Inc. and Bobby Lutz

4.8              Agreement dated April 14, 2003 between Bergstrom Investment Management, L.L.C., Availent Financial, Inc., Availent
                 Mortgage, Inc., Patrick A. McGeeney, and Michelle Krajicek McGeeney

10.1             Stock Transfer and Consulting Agreement dated March 31, 2003 between Consolidated American Energy Resources, Inc.
                 and Patrick A. McGeeney

10.2             Stock Transfer and Consulting Agreement dated March 31, 2003 between Consolidated American Energy Resources, Inc.
                 and Michael L. Banes

21.1             Subsidiaries of Availent Financial, Inc.

23.1             Consent of Massella Roumbos LLP

23.2             Consent of Gainer, Donnelly & Desroches, L.C.

99.1             Section 906 Certification of Chief Executive Officer

99.2             Section 906 Certification of Chief Financial Officer