Form 10QSB
period 2003-03-31
AVAILENT FINANCIAL INC
filed 2003-05-20
CIK 88175

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-02252

Availent Financial, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1976670 (IRS Employer Identification No.)
2720 Stemmons Freeway, South Tower, Suite 600, Dallas, Texas 75207 (Address of principal executive offices)
972-673-2972 (Issuer's telephone number)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2003, there were                          shares of common stock, par value $0.01 per share, of the issuer outstanding.

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Item 3. Controls and Procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
INDEX

Page Number
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002	F-1 to F-2
Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2003 and 2002 (unaudited)	F-3
Consolidated Statement of Changes in Stockholders' Deficiency for the three months ended March 31, 2003 (unaudited)	F-4
Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and March 31, 2002 (unaudited)	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-25

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED BALANCE SHEET

ASSETS

	March 31, 2003 (Unaudited)	December 31, 2002
Current assets:
Cash and cash equivalents	$1,197	$187,490
Restricted cash	13,012	6,856
Mortgage loans held for sale, net	1,654,783	1,499,476
Other receivables	9,227	17,946
Prepaid expenses	19,285	46,217
Advances to employees	575	11,341

Total current assets	1,698,079	1,769,326

Property and equipment, net	153,597	134,291
Intangible assets, net	48,653	63,746
Deferred financing costs, net	29,350	37,354
Security deposits	2,757	2,757

Total assets	$1,932,436	$2,007,474

See accompanying notes to consolidated
financial statements (unaudited).

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	March 31, 2003 (Unaudited)	December 31, 2002
Current liabilities:
Warehouse line of credit payable	$1,596,666	$1,465,295
Note payable—bank	50,000	50,000
Mortgage escrow payable	13,012	6,856
Current portion of capital lease obligations	8,255	8,009
Accounts payable	656,461	289,372
Accrued expenses	675,060	465,555
Payroll taxes payable	463,746	266,816
Due to officers	39,486	22,784
Notes payable—officers	248,312	249,000
Notes payable—stockholders	2,575,334	2,271,000
Notes payable	48,000	48,000

Total current liabilities	6,374,332	5,142,687

Long term portion of capital lease obligations	3,932	5,913

Total liabilities	6,378,264	5,148,600

Commitments and contingencies
Minority interest	66,408	78,634
Stockholders' deficiency:
Preferred stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 authorized, 9,136,568 and 9,096,568 respectively issued and outstanding	91,367	90,966
Additional paid-in capital	4,247,236	4,006,321
Deferred compensation	(692,245)	(692,245)
Deferred consulting services	(2,519,149)	2,725,868)
Accumulated deficit	(5,638,231)	(3,897,720)

	(4,511,022)	(3,218,546)

Less: common stock held in treasury at cost, 121 shares	1,214	1,214

Total stockholders' deficiency	(4,512,236)	(3,219,760)

Total liabilities and stockholders' deficiency	$1,932,436	$2,007,474

See accompanying notes to consolidated
financial statements (unaudited).

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002
Revenue
Gain on sales of mortgages, brokerage income and loan origination fees, net	$209,379	$49,803

Total revenues	209,379	49,803

Operating expenses:
Salaries and related expenses	576,882	174,208
Commissions	76,631	—
Other operating expenses	1,114,655	427,725
Warehouse interest	18,877	—
Occupancy and other office expenses	42,933	12,622

Total operating expenses	1,829,978	614,555

Loss before minority interest and other income (expense)	(1,620,599)	(564,752)
Minority interests	21,625	19,668

Loss before other income (expense)	(1,598,974)	(545,084)

Other income (expense):
Interest expense—other	(141,598)	(45,794)
Interest income—other	61	—

Total other income (expense)	(141,537)	(45,794)

Net loss from operations	(1,740,511)	(590,878)
Other comprehensive loss:
Net unrealized (loss) gain on securities	—	(315,268)

Comprehensive loss	$(1,740,511)	$(906,146)

Basic loss per common share	$(0.19)	$(0.22)

See accompanying notes to consolidated
financial statements (unaudited).

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

		Common Stock, $0.01 Par Value		Preferred Stock, $0.01 Par Value
	Date	Number of Shares	Amount	Number of Shares	Amount	Amount Paid In Capital	Deferred Services	Deferred Compensation	Deferred Merger Costs	Accumulated Comprehensive Income	Treasury Stock	Accumulated Deficit	Total
Balance—beginning of period		9,096,568	$90,967	—	$—	$4,006,321	$(2,725,868)	$(692,245)	$—	$—	$(1,214)	$(3,897,720)	$(3,219,759)
Issuance of shares for services	Feb-03	30,000	300	—	—	29,370	(29,670)	—	—	—	—	—	—
Fair market value of warrants issued in connection with debt and beneficial conversion value	Feb-03	—	—	—	—	61,847	—	—	—	—	—	—	61,847
Fair market value of warrants issued in connection with debt and beneficial conversion value	March-03	—	—	—	—	44,798	—	—	—	—	—	—	44,798
Sales of common stock for cash	March-03	10,000	100	—	—	9,900	—	—	—	—	—	—	10,000
Amortization of deferred service costs	March-03	—	—	—	—	—	236,389	—	—	—	—	—	236,389
Contribution of officers salaries	March-03	—	—	—	—	95,000	—	—	—	—	—	—	95,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(1,740,511)	(1,740,511)

Balance—end of period		9,136,568	$91,367	—	$—	$4,247,236	$(2,519,149)	$(692,245)	$—	$—	$(1,214)	$(5,638,231)	$(4,512,236)

See accompanying notes to consolidated
financial statements (unaudited).

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash flows from operating activities:
Net loss	$(1,740,511)	$(590,878)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on notes payable charged to interest expense	35,979	—
Depreciation and amortization	27,364	10,296
Non-cash interest expense and other	10,550	19,256
Minority interest in loss of limited partnerships	(21,625)	(15,668)
Issuance of common stock for services	29,670	—
Amortization of deferred service costs	206,719	—
Contribution of capital from officers through Forgiveness of unpaid salaries	95,000	—
Changes in operating assets and liabilities
Increase in restricted cash	(6,156)	—
Increase in mortgage loans held for sale	(155,307)	—
Decrease in other receivables	8,719	—
Decrease (increase) in prepaid expenses	26,932	(48,107)
Decrease in advances to employees	10,766	—
Increase in warehouse line of credit	131,371	—
Increase in mortgage escrow payable	6,156	—
Increase in accounts payable	367,089	54,603
Increase (decrease) in accrued expenses	209,505	(24,177)
Increase in payroll taxes payable	196,930	—
Increase in due to related parties	16,702	—

Net cash used in operating activities	(544,147)	(594,675)

Cash flows from investing activities:
Purchase of property and equipment	(34,123)	—

Net cash used in investing activities	(34,123)	—

Net cash used in operating and investing activities	$(578,270)	$(594,675)

See accompanying notes to consolidated
financial statements (unaudited).

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (cont'd)
(UNAUDITED)

	2003	2002
Net cash used in operating and investing activities (from previous page)	$(578,270)	$(594,675)

Cash flows from financing activities:
Proceeds from notes payable	—	572,632
Payments on notes payable—officers	(688)	—
Proceeds from notes payable—stockholders	375,000	—
Payments on capital lease obligations	(1,735)	(955)
Contributed capital from limited partnerships—minority interest	12,300	—
Capital distribution to limited partner	(2,900)	—
Sale of common stock	10,000	37,000

Net cash provided by financing activities	391,977	608,677

Net (decrease) increase in cash and cash equivalents	(186,293)	14,002

Cash and cash equivalents, beginning of year	187,490	4,588

Cash and cash equivalents, end of year	$1,197	$18,590

Supplemental disclosure of non-cash information
Cash paid during the year for:
Interest	$1,368	$93,108

Income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Issuance of common stock for services	$29,670	$—

Issuance of common stock for redemption of preferred stock	$—	$120,000

Issuance of notes payable in exchange for redemption of preferred stock	$—	$80,000

Reduction of debt in connection with conversion value of warrants	$70,666	$—

Contribution to capital from officers forgiveness of unpaid salaries	$95,000	$—

See accompanying notes to consolidated
financial statements (unaudited).

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

NOTE 1—ORGANIZATION, HISTORY AND NATURE OF BUSINESS

  Availent Financial, Inc. (Formerly SeaCrest Industries Corporation)

  Availent Financial, Inc. ("Availent-DE") was incorporated in the state of Delaware on November 17, 1959 under the name of SeaCrest Industries Corporation ("SeaCrest") with authorized common stock of 12,500,000 shares having a par value of $0.01. SeaCrest had not transacted business since February 1984 and since that time, has sought to acquire acquisitions through the issuance of common stock such that SeaCrest would have operations. On December 4, 2002 SeaCrest changed its name to Availent Financial, Inc., and its year-end from September 30 to December 31, as a result of the merger described below.

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

  The merger of Availent-DE and Availent-TX has been treated as a recapitalization and purchase by Availent-TX as the acquirer (reverse acquisition) of Availent-DE, as control rests with the former Availent-TX shareholders, although prior to the acquisition, Availent-DE had been the registrant. Therefore, the historical financial statements prior to December 4, 2002 are those of Availent-TX. The transaction is considered a capital transaction whereby Availent-TX contributed its stock for the net assets of Availent-DE.

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

  Availent Mortgage, Inc. and Subsidiaries

  Mortgage was incorporated in the state of Texas in December 2000 but had no activity until February 2001. The Company is certified as a Federal Housing Administration ("FHA"), Title II Nonsupervised Mortgager by the Department of Housing and Urban Development ("HUD") and it originates single-family residential mortgage loans in Texas and the Southwestern United States.

  The Company primarily originates conforming conventional loans, and sells those loans to investors, servicing released. The origination of HUD loans is considered a major program.

  During the quarter ended March 31, 2003, Mortgage had a majority interest in seventeen limited liability partnerships that are considered subsidiaries of the Company. Seven of these partnerships have terminated their respective partnership agreements as of March 31, 2003. The limited liability partnerships originate mortgages, which are processed by the Company. Although partnership interests vary, Mortgage owns a majority interest in each of the partnerships. Each entity has acquired state approvals or licenses required to broker residential mortgage loans. Subsequent to the quarter ended March 31, 2003 an additional three partnerships have terminated due to withdrawals of the limited partners.

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

NOTE 2—BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2003 and the results of the operations and cash flows for the three ended March 31, 2003 and 2002. The results for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

  These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002 as included in the Company's report on Form 10-KSB filed on April 15, 2003.

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

NOTE 3—GOING CONCERN

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of March 31, 2003, the Company's accumulated deficit was $5,638,231 and its working capital deficiency was $4,512,236. In addition, the Company has had losses from operations of $3,039,935 and $857,785 for the years ended December 31, 2002 and 2001, respectively, and $1,740,511 for the three months ended March 31, 2003. As a result of these factors, the auditor's report on the December 31, 2002 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

  In addition, the Company has failed to file the required payroll tax returns for the last two quarters of 2002, and the first quarter of 2003. As a result, the Company has delinquent payroll tax liabilities of approximately $360,000.

  Mortgage has also failed to comply with certain covenants of its warehouse loan agreement. Mortgage has not been able to maintain the required tangible net worth or debt leverage ratios, as defined in the warehouse lending agreement. The failure to file and pay timely payroll tax returns also violates the agreement. These factors could cause the loss of the warehouse line and impact future loan agreements, as well as future warehouse lending agreements.

  To maintain its FHA lending certification, Mortgage is subject to certain net worth requirements for HUD. At March 31, 2003, Mortgage's adjusted net worth for HUD requirement purposes amounted to a deficit of $1,094,174. HUD requires an adjusted net worth of $250,000; therefore Mortgage's adjusted net worth was below the HUD requirement by $1,344,174. In addition, at the present time, Mortgage is not in compliance with its annual reporting requirements with HUD. This net worth deficiency and non-reporting compliance could be detrimental to the operations and financial position of the Company if Mortgage were to lose its FHA certification.

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

NOTE 4—WAREHOUSE LINE OF CREDIT PAYABLE

  At March 31, 2003, the Company has a warehouse line of credit with a financial institution providing up to $5,000,000 of funds, secured by mortgage loans held for sale. The line is to be used specifically to fund mortgage loans in the normal course of business. In addition, the loans must have purchase commitments before any amounts may be drawn against the line. The line of credit is subject to interest at the greater of LIBOR and 4% per annum or the Federal Funds rate and 4% annum. Interest is increased by 4% and principal is reduced by 5% if the loan is not purchased within 45 days of acquisition date.

  The line is collateralized by a security interest in and to all of Mortgage's right, title and interest in each mortgage loan pledged to the Company, each purchase commitment in existence and the proceeds of the foregoing. The line of credit is subject to termination at the discretion of the lender. The line requires certain escrow funds being held, insurance requirements and financial covenants. At March 31, 2003, the Company is in violation of the minimum corporate tangible net worth and maximum leverage financial covenants, as defined by the warehouse agreement. The agreement also considers delinquent tax filings to governmental authorities as a violation of the agreement. At March 31, 2003 the Company had violated this stipulation of the agreement through delinquent payroll tax deposits and filings.

NOTE 5—MORTGAGE ESCROW PAYABLE

  At March 31, 2003, $13,012 of mortgage escrow payable is being held in trust for escrows on unsold loans. The related cash is reflected in restricted cash as a component of current assets and its related liability is reflected as a component of current liabilities.

NOTE 6—NOTE PAYABLE—BANK

  Note payable at March 31, 2003 consists of a note due to a financial institution in the amount of $50,000 bearing interest at a rate of 7.5%. The note matures on July 14, 2003 and is secured by certain equipment, leasehold improvements, and furniture and fixtures.

  Interest expense on the note totaled $938 for the three months ending March 31, 2003 and is included in the consolidated statement of operations in the accompanying financial statements.

NOTE 7—OBLIGATIONS UNDER CAPITAL LEASES

  At March 31, 2003, the Company has computer equipment it acquired under the provisions of capital leases. Under the leases, the cost of the equipment has been capitalized and is subject to the Company's depreciation policies. The obligations are due in varying monthly installments of principal and interest.

  At December 31, 2002, the aggregate future minimum lease payments due, pursuant to the above capital lease obligations are as follows:

Year Ended December 31:
2003	9,359
2004	4,954
2005	1,430

Total minimum lease payments	15,743
Less: amount representing interest	(1,821)

Net present value of capital lease obligations	13,922
Less: current portion	(8,009)

Long-term portion	$5,913

NOTE 8—NOTES PAYABLE—SHAREHOLDERS

  In July 2001, the Company executed promissory notes aggregating $50,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in July 2002. In July 2002 the Company extended the maturity date of the notes. The notes are currently due in June 2003. The notes have accrued interest of $12,813, which is included in accrued expenses on the accompanying consolidated balance sheet.

  In August 2001, the Company executed promissory notes aggregating $60,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in August 2002. In August 2002 the Company extended the maturity of the date of one note, within principal amount of 10,000. The note is currently due in June 2003. The other note for a principal balance of $50,000 is currently in default and is continuing to accrue interest. No penalty has been accrued for this default at March 31, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The notes have accrued interest of $14,617, which is included in accrued expenses on the accompanying consolidated balance sheet.

  In November 2002, the Company executed promissory notes aggregating $22,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in March 2003. In addition, the shareholders are to receive 275 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. In March 2003, the shareholders extended the terms and maturity date of the notes to June 2003. The notes have accrued interest of $1,322, which is included in accrued expenses on the accompanying consolidated balance sheet.

  In December 2002, the Company executed promissory notes aggregating $20,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in April 2003. In April 2003, the shareholders extended the terms and maturity date of the notes. In addition, the shareholders are to receive 250 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. The notes are currently due in June 2003. The notes have accrued interest of $902, which is included in accrued expenses on the accompanying consolidated balance sheet.

  The Company executed four promissory notes aggregating $34,000 to an individual shareholder as follows: $14,000 originating in February 2002, $10,000 originating in March 2002 and $3,000 and $7,000 originating in November 2002. In addition, the shareholder is to receive 125 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. The notes bear interest at a rate of 15% per annum and due and payable in the first quarter of fiscal 2003. The shareholder has extended the terms and maturity dates of the notes to June 2003. The notes have accrued interest of $4,421 included in accrued expenses on the accompanying consolidated balance sheet.

  The Company executed two promissory notes to an individual shareholder aggregating $150,000. The first note for $100,000 originated November 2001 and bore interest at a rate of 18% per annum through August 2002 and 12% per annum thereafter, and the second a $50,000 note which originated April 2002, bears interest at 15% per annum. The notes were due during the last quarter of fiscal 2002 and have been extended to June 2003. For the extension, the note holder received 1,525 post-split shares of the Company's common stock, which was held by Availent-TX. The notes have accrued interest of $22,639, which is included in accrued expenses on the accompanying consolidated balance sheet. In April 2003 the notes were converted to common stock (see Note 16).

  The Company issued promissory notes aggregating $1,355,000 to a shareholder/investment management company ("the Lender") in four promissory notes during fiscal 2002, with interest rates ranging from 14% to 18% in consideration for certain fees, common stock, and warrants Total accrued interest on these loans at March 31, 2003 aggregated $56,211 and is included in accrued expenses on the consolidated balance sheet. (See Notes 13 and 16 for terms and additional related agreements).

NOTE 9—NOTES PAYABLE

  The Company executed four promissory notes aggregating $48,000 to an individual as follows: $15,000 originating in February 2002, $27,000 originating in October 2002, $3,000 originating in November 2002, and $3,000 originating in December 2002. The notes bear interest at rates of 15% to 18% per annum and were due and payable in the first quarter of fiscal 2003. The Company has extended the maturity dates of the notes to June 2003. The notes have accrued interest of $4,592 included in accrued expenses on the accompanying consolidated balance sheet, and interest expense on the consolidated statement of operations and comprehensive loss.

  On February 12, 2003 the Company entered into a loan agreement with an individual, whereby the individual will loan the Company $500,000, for working capital purposes, at a rate of 15% per annum. Principal amounts are due in August 2003 and interest is due and payable monthly. As additional consideration for the loan, the Company issued 275,000 warrants to purchase the Company's common stock at an exercise price of $1.00 per share. The warrants expire within 60 months of the execution of the note. The Company has valued the warrants at $44,798 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the related debt to the warrants using the relevant fair value of the debt and warrants to the actual proceeds from the debt. The Company recorded $44,798 as a discount to the debt and this amount will be accreted to interest expense over the life of the debt. The Company also recorded $11,200 of interest expense for the three months ended March 31, 2003 for amortization of the beneficial conversion value over the six-month life of the debt.

  Interest expense for the three months ended March 31, 2003 on the above notes aggregated $17,985.

NOTE 10—ACCURED EXPENSES

  Accrued expenses consist of the following at March 31, 2003:

Interest payable	$274,108
Officer's salaries	189,332
Customer deposits	101,707
Payroll taxes	67,250
Other	42,663

Total	$675,060

NOTE 11—COMMITMENTS AND CONTINGENCIES

  Operating leases

  The Company has entered into a non-cancelable operating lease for office space. The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses.

  The approximate future minimum rentals under the non-cancelable operating lease in effect on December 31, 2002 is as follows:

2003	$54,344
2004	6,793

$61,137

  Total rent expense under the operating lease for the three months ended March 31, 2003 was $15,158.

  The Company is obligated to the limited liability partnerships for rent payments for office space in varying amounts for each office. The approximate future minimum payments for rent under the service agreements with each partnership in effect on December 31, 2002 are as follows:

2003	$100,680
2004	100,680
2005	100,680
2006	100,680
2007	100,680

$503,400

  Total rent expense related to the above agreements for the three months ended March 31, 2003 was $24,417. The agreements are for a term of ten years each.

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

  Lack of Insurance

  The Company had not maintained any liability insurance or any other form of general insurance prior to June 2002. In July 2002, the Company obtained professional liability and general insurance, which was retroactive to May 2001. The policy, however, does not specifically mention the wholly owned subsidiaries or the majority owned partnerships and therefore coverage for these entities is uncertain. The Company is also lacking insurance coverage for workman's compensation, disability, and business discontinuance. Management plans to obtain coverage in June 2003. In December 2002, the Company obtained Directors and Officers Liability Insurance. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

  Payroll taxes

  As of March 31, 2003, the Company owes approximately $360,000 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

  Litigation

  On April 2, 2003, the Company received a demand letter from legal counsel to an individual who is a related party to SeaCrest prior to the merger ("Ball") seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and Ball prior to the merger. The Company disputes Ball's claims regarding the oral agreement and believes that Ball has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of Ball. The Company intends to vigorously defend against and contest the claims of Ball and pursue any potential counterclaims that may be available to the Company. The Company has previously offered to settle the dispute with Ball, but may withdraw the offer at any time without prior notice. In addition, the Company reserves the right to seek recovery against Ball if the Company discovers, during the course of its investigations with respect to the claims of Ball and the dispute with Ball, that Ball has in any way damaged the Company. The Company and legal counsel believe the Company will prevail in this matter.

  The Company has also received a demand from legal counsel to a former employee whom is seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and the former employee prior to the merger. The Company disputes the former employee's claims regarding the oral agreement and believes that the former employee has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, the former employee. The Company intends to vigorously defend against and contest the claims of the former employee and pursue any potential counterclaims that may be available to the Company. The Company has previously offered to settle the dispute with the former employee, but may withdraw the offer at any time without prior notice. In addition, the Company reserves the right to seek recovery against the former employee if the Company discovers, during the course of its investigations with respect to the claims of the former employee and the dispute with the former employee, that the former employee has in any way damaged the Company. The Company and legal counsel believe the Company will prevail in this matter.

  The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

NOTE 12—MINORITY INTERESTS

  The Company's minority interest on the consolidated balance sheet includes the minority interest in ten limited liability partnerships, which Mortgage has a controlling interest in. These partnerships originate mortgages, which are processed by Mortgage. These partnerships predominantly operate in the Southwestern United States.

  The assets of each partnership remain on the Company's consolidated balance sheet and are managed by the Company. All of the partnerships, which the Company has an agreement with, are majority owned and are for a term of 10 years. Profits and losses are allocated pro rata, based on the partner respective percentage partnership interest. However, after the allocation of pro rata losses a limited partners capital balance cannot have a negative balance. If the limited partner has no remaining capital balance, all losses are allocated to the general partner, which is the Company. For the three months ended March 31, 2003, net operating losses include operations from seventeen limited liability partnerships in operation during the first quarter of fiscal 2003 totaled $138,921 of which the limited partners were allocated $21,625, which has been classified as minority interest on the statement of operations. At March 31, 2003, assets of $50,939 and liabilities of $85,427 for the ten limited liability partnerships are included on the balance sheet along with the minority interest balance is $66,408.

NOTE 13—STOCKHOLDERS' DEFICIENCY

  Issuance of Common Stock and Warrants in Consideration for Debt Financing

  On February 26, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 14% per annum, wherein Availent-TX received $500,000 from the Lender for working capital purposes. The note was to mature on December 31, 2002. In consideration for the loan the Lender received, a commitment fee of $7,500, reimbursement of related legal fees and 25,000 post-split shares of the Company's common stock held by Availent-TX, valued at $24,739, which has been recorded as interest expense for the year ended December 31, 2002, as well as a commitment to provide warrants to purchase shares of the Company's common stock. The shares of Company common stock issued by Availent- TX were obtained in the Ball transaction as described later on. The spouse of one of the founding shareholders of Availent-TX has personally guaranteed this loan and pledged an annuity contract as collateral to the Lender. As consideration for this guarantee the spouse was compensated by the Company.

  On October 15, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 18% and maturing on December 31, 2002, in the amount of $75,000 as received from the Lender. In consideration for the loan, the Lender received a commitment fee of $3,750, reimbursement of related legal fees and a commitment to provide warrants to purchase shares of the Company's common stock.

  On November 12, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 15% and maturing on December 31, 2002, in the amount of $280,000 as received from the Lender. In consideration for the loan, the Lender received a commitment fee of $14,000, reimbursement of related legal and travel fees and warrants to purchase shares of the Company's common stock. The founding shareholders of Availent-TX have personally guaranteed this loan and pledged all of their shares as collateral to the Lender.

  On December 27, 2002, the Company and the Lender entered into an agreement that the Lender will increase the November 12, 2002 loan by an additional $500,000, change the interest rate to 13.08% and agree to extend the maturity date of the loan from December 31, 2002 to April 30, 2003. In addition, the Lender also agreed to extend the maturity date of the loans on February 26, 2002 and October 15, 2002 from December 31, 2002 to April 30, 2003. Included in the agreement, the Lender provided the Company with an option that if the Company chooses to prepay the interest for each of the loans listed above, which aggregates $1,355,000, by January 31, 2003, the Lender will extend the loan from April 30, 2003 to June 30, 2003. In consideration for the provisions in this agreement the Lender received commitment and extension fees totaling $32,750, reimbursement of related legal and travel fees of $6,000 and 236,000 post-split shares of the Company's common stock, valued at $233,404 which have been recorded as a interest expense for the year ended December 31, 2002 and a commitment to provide warrants to purchase shares of the Company's common stock. In addition, one of the founding shareholders and his spouse have granted a second lien to the Lender on a real property located in New Mexico ("the New Mexico property") as collateral for the new $780,000 note.

  In February 2003, the Company and the Lender entered in to an Agreement that the Lender will agree to provide the Company with an option if the Company chooses to prepay the interest for each of the loans aggregating $1,355,000 by March 2, 2003, the Lender will extend the due dates from April 30, 2003 to June 30, 2003. Also, included was the Lender's release of the collateral held relating to the November 12, 2002 agreement, which was the founding shareholders of Availent-TX pledged common shares of the Company. In consideration for the provisions in this agreement the Lender nullified all previous warrant agreements and was issued four warrants to purchase 100,000, 31,100, 360,000 and 100,000, or a total of 590,100 shares of the common stock of the Company for an exercise price of $1.00 per share at any time during a thirty six (36) month period commencing on the date shares of the Company are registered with the Securities and Exchange Commission for sale to the public. Additional provisions provide that if the Company receives funding of $5 million or more, including the proceeds from the sale of common stock following the registration of such stock with the SEC for sale in the public markets, the payment terms of the Lender's loans are accelerated. The Company has valued the warrants at $61,947 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the related debt to the warrants using the relevant fair value of the debt and warrants to the actual proceeds from the debt. The Company recorded $61,947 as a discount to the debt and this amount will be accreted to interest expense over the life of the debt. The Company also recorded $24,779 of interest expense for the three months ended March 31, 2003 for amortization of the beneficial conversion value over the remaining term of the debt, which end in June 2003.

  Common Stock and Warrants Issued for Services

  On February 21, 2003, the Company entered into a letter of agreement with a consultant, whereby the consultant received $10,000 for entering into the agreement. The term of the agreement contained the following provisions: The consultant shall receive a 15% commission for selling rights to the South Florida area, which will only be paid on total sales in excess of $1,000,000. The consultant shall receive a 10% commission on the funding of the $8,000,000 banking opportunity for the Company. The consultant will receive compensation for equity funding received by the

  Company between the agreement date and any date an offering or registration is filed with the SEC by the Company. The compensation will be based on the "Lehman Brothers formula" if introduced by the consultant or 20% for all other parties. The consultant will be issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00 per share, with a term of 36 months, in anticipation of an investment banking letter from Lehman Brothers. In addition, the consultant will also be awarded 750,000 shares of the Company's common stock at the time of a Lehman Brothers capital equity funding that is acceptable to the Company. To date, the Company has not received the banking letter from Lehman Brothers.

  On February 27, 2003, the Company issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $1.00 per share plus $5,000 to a financial services company, in exchange for financial advisory and investment banking services.

  Stock Warrants

  The Company has issued various warrants to purchase shares of the Company's common stock to certain note holders in conjunction with certain financing or arrangements. The exercise prices of the warrants are at prices equal to or less than the fair market value of the shares at the dates of the grant. The warrants issued total 935,227, which expire within 36 to 60 months from issuance and have exercise prices ranging from $1.00 to $1.60 per share.

  Sale of Stock

  On March 6, 2003, the Company sold 10,000 shares of common stock for $10,000 to an existing individual shareholder.

NOTE 14—STOCK OPTIONS

  Equity Incentive Plan

  The Company adopted the 2003 Equity Incentive Plan (The "Plan") effective as of January 1, 2003. The Company or a subsidiary are eligible to be participants in the plan. The Plan grants awards of common stock to participants through incentive stock options, nonqualified stock options or restricted stock. The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 5,000,000 shares. The award period for any share option shall be no more than ten years from the date of grant of the stock option. The Company will not grant any awards at an exercise price of less than 100% of the fair market value.

  The following information summarizes the Company's stock option activity for the three months ended March 31, 2003:

	Number of Options	Average Exercise Price
Options outstanding at beginning of the period	—	$—
Granted	308,300	1.32
Exercised	—	—
Forfeited	—	—

Options outstanding at end of the period	308,300	$1.32

  At March 31, 2003, an aggregate of 308,300 nonqualified stock options were granted with exercise prices ranging between $1.00 and $2.00. The options vest as follows for the year ended December 31:

Year	Options Vested
2003	178,300
2004	65,000
2005	65,000
308,300

  There were no options outstanding at January 1, 2002 or granted during the three months ended March 31, 2002.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employees compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

  The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations. Had the Company determined compensation expense base on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:

	2003	2002
Net loss as reported	$(1,740,511)	$(590,878)
Deduct total stock based employee compensation expense determined under fair value based methods for all awards	(23,400)	—

Pro forma net loss	(1,763,911)	(590,878)

Basic and diluted net loss per share as reported	$(0.19)	$(0.14)

Pro forma basic and diluted net loss per share	$(0.19)	$(0.14)

  The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

  The fair market value of each option grant is estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions

Dividend yield	0.00%
Expected volatility	5.00%
Risk-free interest rate	3.50%
Expected life	9 years

NOTE 15—RELATED PARTY TRANSACTIONS

  Grant of Stock Options

  In March 2003, the President of the Company was granted options under the 2003 Equity Incentive Plan to purchase 100,000 shares of the Company's Common stock at $1.00 per share. The options became fully exercisable on the date of the grant.

  Employment Agreements

  In April and May 2003, the Company entered into new employment agreements with two key officers/shareholders, the chief executive officer and president and the president of Mortgage. The employment agreements are for a term of five years with annual salaries of $100,000 each. Concurrent with the signing of the new employment agreements, the officers forgave unpaid compensation due them under the previous employment amounting to $95,000 for the period ended March 31, 2003. The forgiveness has been recorded as a capital contribution from the officers.

NOTE 16—SUBSEQUENT EVENTS

  Stock Transfer and Consulting Agreement

  In April and May 2003, two key founding officers entered into a stock transfer and consulting agreement with a consulting company, currently doing business with the Company (the "Consultant") for additional financial and investment banking and consulting services. The term of the agreement is over a period of one year from the effective date of the agreement. As consideration for the future services by the Consultant, the officers transferred all of their common shares, 3,376,382 shares, valued at $3,337,242 to the Consultant. This agreement was subject to approval by the Board of Directors, which was subsequently denied, thereby voiding their agreement.

  Conversion of Notes Payable—Officers to Common Stock

  In April and May 2003, the two key founding officers agreed to convert all principal balances from notes payable, owed to them, as well as their spouses, from the Company into Company common stock at the price of $1.00 per share. As of March 31, 2003, total amounts owed to these parties aggregated $836,250. The Company will issue 836,250 common shares for the conversion of their debt. Related accrued interest aggregating $141,711 will be forgiven upon conversion of the debt.

  Amendments to Debt Financing Agreements with Lender

  In April 2003, the Company and the Lender entered into an additional Agreement ("Agreement") regarding the notes aggregating $1,355,000 (as described in Note 13) of which $500,000 is guaranteed by the annuity contract of the spouse of the founding shareholder of Availent-TX. The agreement, gives the Lender the right to make demand for payment of the annuity for the amount of $500,000 against the outstanding notes, any balance of the proceeds of the annuity will be immediately repaid to the founding shareholder and spouse. In the event the proceeds of the annuity is insufficient to pay the $500,000, the Company and the Lender agree to extend the balance of the notes. With regards to the remaining notes of $855,000, the Company and the Lender agree to issue and place 1,700,000 shares of the Company's common stock into an escrow account as shares to be held as collateral to secure repayment of the notes ("Escrow Agreement"). It is further agreed upon that with the transfer of the shares into the escrow account the Lender agrees to release the Company of all liabilities relating to the $855,000 remaining in notes and to convey the second lien covering the New Mexico property held as collateral to the escrow account. The personal guarantees of the founding shareholder and the spouse will not be terminated. The 1,700,000 shares held in escrow will be sold and the $855,000 will be repaid including any interest and other charges accrued and the balance remaining along with the second lien covering the New Mexico property will be transferred to the Company. In addition, the founding shareholder and the spouse agree to convey, subject to the outstanding balance of the first lien mortgage, the title and ownership of the New Mexico property, however they do retain the right to repurchase the property.

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

  Conversion of Debt and Sale of Common Stock

  In April 2003, the Company entered into an agreement whereby an individual stockholder converted two notes payable aggregating $150,000 into shares of common stock for $.50 per share for a total of 300,000 shares. Additionally, the Company sold to the stockholder for $100,000, 200,000 shares of the Company's common stock plus 20,000 warrants, exercisable at $.50 per share, to purchase the Company's common stock, with a 5-year term.

  The Company and the shareholder agreed to convert $46,957 of interest payable on the notes payable to the shareholder into a total of 81,250 shares of common stock in lieu of payments due.

  Conversion of Commissions Payable

  In April 2003, an employee of the Company agreed to convert $39,000 of commissions payable to him by the Company into 78,000 shares of common stock at $.50 per share.

  Employment Agreements

  In April 2003, the Company entered into a formal employment agreement with the Regional Sales Manager of Mortgage.    The agreement is for a term of three years with an annual salary of $78,000. The employee will also receive 80,000 shares of the Company common stock as additional consideration for the agreement. The employee will also receive 10 basis points per month on gross mortgage loan volume the employee is responsible for creating. The employee also became a participant in the Company's 2003 Equity Incentive Plan and was granted non-qualified options to purchase 170,800 share of the Company's Common stock at $1.00 per share. The options vest pursuant to a vesting schedule as defined under the stock option agreement.

  Grant of Stock Options

  In April 2003, the President of the Company was granted stock options, pursuant to the 2003 Equity Incentive Plan to purchase 550,000 shares of the Company common stock at $1.00 per share and an additional 100,000 shares of the Company's common stock at $1.50 per share. The options became fully exercisable on the date of the grant.

  In April 2003, the President of Mortgage was granted options to purchase 250,000 shares of the Company's common stock at $1.00 per share. The options became fully exercisable on the date of the grant.

Item 2. Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

        This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, or the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as may, might, will, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Commission, or (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

        The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based on our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risk factors and uncertainties, many of which are beyond our control. Actual results and the timing of future events and circumstances may differ materially from those described or implied by the forward-looking statements as a result of these risk factors and uncertainties. Factors that could cause actual results to differ materially from those described in the forward-looking statements may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, dependence upon business referrals from real estate brokers or significant employees, inability to expand our business, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully comply with government regulations, failure to implement our business plans or strategies, failure to attract key employees or customers, or ineffectiveness of our marketing program to develop and capitalize on strategic alliances or limited partnerships with real estate brokers. A description of some of the risk factors and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" in our most recently filed Form 10-KSB.

        Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. Availent disclaims any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise. There can be no assurance that any events or results described in any forward-looking statement will actually occur or be achieved. We undertake no obligation to publicly revise the forward-looking statements to reflect events or circumstances that arise after the date of this press release or to reflect new information, future events or circumstances, changes in assumptions, or otherwise. Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption "Risk Factors" in our most recently filed Form 10-KSB, the Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this report, and other documents filed by Availent from time to time with the Commission.

Plan of Operation

        We are not currently able to satisfy our ongoing cash requirements and will have to raise significant additional funds in the next three months in order to continue to operate our business. We have experienced difficulties meeting our payroll obligations and making timely payments to our existing creditors and expect to significantly reduce the total number of employees and close a significant number of our offices and limited partnerships in the next three months in an effort to reduce our total operating expenses. In addition, we are currently not in compliance with the debt covenants under our existing financing agreements and have failed to file required employee payroll tax returns. There can be no guarantee that we will be able to obtain additional or adequate financing in the next three months or that we will be able to comply with our debt covenants under our existing financing agreements or arrange for satisfactory payment of the employee payroll taxes. A failure to obtain additional and adequate financing, comply with the debt covenants under our existing financing agreements, or arrange for payment of the delinquent employee payroll taxes could have a material adverse effect on our financial condition, business, and results of operations.

Results of Operations for the Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

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

        Total Revenues.    Total revenues for the three months ended March 31, 2003 increased $159,576 from $49,803 for the three months ended March 31, 2002 to $209,379 for the three months ended March 31, 2003. However, management believes that a comparison of revenues from the first quarter of 2002 to the same period in 2003 is not meaningful because we operated as a mortgage broker only during the first quarter of 2002 and commenced our mortgage banking operations after the first quarter of 2002 and that revenues for the three months ended March 31, 2003 are not necessarily indicative of future operating results because we have closed, or intend to close within the next three months, a significant number of our offices and limited partnerships that existed during this quarterly period. There can be no guarantee that we will not have to close additional offices and limited partnerships or that we will be able to replace the revenue previously generated by our closed offices and limited partnerships with increased loan volume at our remaining offices and limited partnerships or newly opened offices and limited partnerships.

  OPERATING EXPENSES

        Salaries and Related Expenses.    Salaries and related expenses increased $402,674 from $174,208 for the three months ended March 31, 2002 to $576,882 for the three months ended March 31, 2003. This increase was primarily due to the increased number of offices and limited partnerships from approximately eight as of March 31, 2002 to 17 as of March 31, 2003 and the corresponding increase in the total number of employees from approximately 14 as of March 31, 2002 to 40 as of March 31, 2003.

        Commissions.    Commissions increased $76,631 from $0 for the three months ended March 31, 2002 to $76,631 for the three months ended March 31, 2003. This increase was primarily attributable to the increase in the volume of loans closed during the quarterly period ended March 31, 2003 as compared to the volume of loans closed during the same period in 2002.

        Other Operating Expenses.    Other operating expenses increased $686,930 from $427,725 for the three months ended March 31, 2002 to $1,114,655 for the three months ended March 31, 2003. This increase was primarily attributable to the creation and development of our in-house loan-processing department. Other operating expenses include office space, supplies, and equipment leasing expenses.

        Warehouse Interest.    Warehouse interest increased $18,877 from $0 for the three months ended March 31, 2002 to $18,877 for the three months ended March 31, 2003 due to increased loan volume.

        Occupancy and Other Office Expenses.    Occupancy and other office expenses increased $30,311 from $12,622 for the three months ended March 31, 2002 to $42,933 for the three months ended March 31, 2003. This increase was primarily due to the increased number of offices and limited partnerships from approximately             as of March 31, 2002 to            as of March 31, 2003. Other office expenses include rent, telephone, and miscellaneous office expenses.

        Total Operating Expenses.    Total operating expenses increased $1,215,423 million from $614,555 for the three months ended March 31, 2002 to $1,829,978 for the three months ended March 31, 2003. This increase was primarily due to increase in the total number of offices and limited partnerships and the general increase in loan volumes. We intend to focus on reducing our total operating expenses in the remainder of fiscal 2003 including, without limitation, by reducing the total number of offices, limited partnerships, and employees.

  OPERATING INCOME (EXPENSE)

        Interest Expense—Other.    Interest expense other increased $95,804 from $(45,794) for the three months ended March 31, 2002 to $(141,598) for the three months ended March 31, 2003. This increase was primarily attributable to the establishment of our mortgage loaning operations and increased borrowings under our credit facilities.

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

        Net cash provided by financing activities was $608,677 and $391,977 for the three months ended March 31, 2002 and 2003, respectively. Net cash provided by financing activities for quarterly periods ended March 31, 2002 and 2003 was primarily from borrowings under Availent's warehouse line of credit and other credit facilities.

        Net cash used in operating activities was $594,675 and $544,147 for the three months ended March 31, 2002 and 2003, respectively.

        Availent has a warehouse line of credit that provides for borrowings up to $5.0 million for the interim financing of mortgage loans with WarehouseOne. The line may only be used to fund mortgage loans in the ordinary course of business. In addition, the loans must have purchase commitments before any amounts may be drawn against the line. The line of credit is subject to interest at the greater of LIBOR plus 4% per annum or the Federal Funds rate plus 4% per annum. Interest is increased by 4% and principal is reduced by 5% if the loan is not purchased within 45 days of acquisition date. The line is collateralized by a security interest in and to all of Availent's right, title, and interest in each mortgage loan pledged to Availent, each purchase commitment in existence, and the proceeds of the foregoing. The warehouse line of credit is subject to termination at the discretion of WarehouseOne.

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

        Availent also has various loan agreements with Bergstrom Investment Management, L.L.C. for total aggregate borrowings of $1.355 million. These borrowings have a variable interest rate. These loan agreements expire on on or about August 2003. Availent is in substantial compliance with all debt covenants under its agreements with Bergstrom.

        On February 12, 2002, Availent issued a $375,000 convertible note to Bobby Lutz, which is convertible into shares of common stock at a conversion price of $1.00 per share and which is scheduled to mature on or about August 2003. The convertible note bears interest at a rate of 15% per annum and requires monthly interest payments. Availent is in substantial compliance with all debt covenants under this note.

        To maintain its FHA lending certification, Availent must also comply with certain net worth requirements for HUD. HUD requires an adjusted net worth of $250,000. Availent's current adjusted net worth for HUD requirement purposes, as of March 31, 2003, amounted to a deficit of $1,094,174. In addition, Availent is not currently in compliance with its annual reporting requirements with HUD. This net worth deficiency and non-reporting compliance could cause Availent to lose its FHA certification. The loss of the FHA certification could be detrimental to the operations and financial condition of Availent.

        In addition, Availent failed to file the required employee payroll tax returns for the last two fiscal quarters of 2002. As a result, Availent has delinquent payroll tax liabilities and related estimated penalties and interest of approximately $360,000. Although Availent has not entered into any formal repayment agreements with the respective tax authorities, Availent plans to make these required payroll tax payments as soon as practicable.

        Availent currently is unable to make timely payments to certain of its creditors, and has had to rely substantially on additional borrowings to fund its continuing operations and working capital needs. As of March 31, 2003, Availent had past due payables in the amount of approximately $700,000. Extensions have been offered and, in some cases, are being negotiated with certain of these creditors. If Availent is unable to make timely payments or is unable to negotiate extensions or favorable discounts and payment terms, Availent may not be able to fund its continuing operations and working capital needs and the operations, financial condition, and business of Availent may suffer materially or fail. Availent is currently seeking financing sources in order to fund Availent's outstanding payables and meet its ongoing trade obligations.

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

        Availent does not have sufficient liquidity to fund its operations and working capital and capital expenditure requirements for the next 12 months. Availent will have to seek additional financing in order to satisfy its existing and ongoing liquidity needs within the next three months. In addition, there can be no assurance that changes in the operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, or other events will not cause Availent to seek additional financing sooner than anticipated, prevent Availent from achieving its goals, or force additional office closings. There can be no assurance that any additional financing will be available on terms acceptable to Availent or at all.

Item 3. Controls and Procedures.

        (a)   Evaluation of Disclosure Controls and Procedures.

        Availent maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of Availent filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Availent's Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these disclosure controls and procedures as of a date within 90 days of the filing date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of Availent filed under the Exchange Act.

        (b)   Changes in Internal Controls.

        Availent maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of Availent accurately reflect Availent's transactions and that the established policies and procedures of Availent are followed. There were no significant changes to the internal controls of Availent or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and the Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses. ubseq

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        There were no material developments in our previously reported legal proceedings during the period covered by this report. No material legal proceedings were initiated or terminated during the period covered by this report. In addition to our previously reported legal proceedings, we are subject, from time to time, to routine legal proceedings incidental to the business of Availent. Our business, financial condition, and results of operations could be materially adversely affected by an outcome that is adverse to Availent with respect to any legal proceeding, the legal fees or expenses related to investigating, contesting, and defending against the claims related to any legal proceeding (whether or not we are successful in defending against the claims), or the diversion of the time and resources of management in connection with any legal proceeding.

Item 2. Changes in Securities.

        Availent sold the following equity securities during the period covered by this report without registering the securities under the Securities Act:

        On February 11, 2003, Availent issued to Bergstrom Investment Management, L.L.C. four warrants to purchase 100,000, 31,100, 360,000, and 100,000 shares of common stock, respectively, at $1.00 per share in connection with a loan by Bergstrom to Availent and pursuant to that certain Agreement Regarding Loans, Stocks and Warrants dated February 11, 2003 between Availent and Bergstrom in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Bergstrom that it was an accredited investor at the time of the transactions.

        On February 12, 2003, Availent issued to Bobby Lutz a warrant to purchase 100,000 shares of common stock at $1.00 per share in connection with that certain Loan Agreement dated February 12, 2003 between Availent and Mr. Lutz and pursuant to that certain Common Stock Warrant dated February 12, 2003 between Availent and Mr. Lutz in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Mr. Lutz that he was an accredited investor at the time of the transactions.

        On February 12, 2003, Availent issued to Preston Trail Trading, L.P. a warrant to purchase 125,000 shares of common stock at $1.00 per share in connection with that certain Loan Agreement dated February 12, 2003 between Availent and Mr. Lutz and pursuant to that certain Common Stock Warrant dated February 12, 2003 between Availent and Preston Trail in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Preston Trail that it was an accredited investor at the time of the transactions.

        On February 21, 2003, Availent issued to Raymond Molina warrants to purchase 500,000 shares of common stock at $1.00 per share in connection with financial services and pursuant to that certain Letter of Agreement dated February 21, 2003 between Availent and Mr. Molina in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Mr. Molina that he was an accredited investor at the time of the transactions.

        On February 27, 2003, Availent issued to Brockington Securities, Inc. 30,000 shares of common stock in connection with investment banking services and pursuant to that certain Financial Services Agreement dated February 27, 2003 between Availent and Brockington in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Brockington that it was an accredited investor at the time of the transactions.

        On March 6, 2003, Availent sold to Stephen Smith 10,000 shares of common stock for $10,000 in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Mr. Smith that he was an accredited investor at the time of the transactions.

        On March 21, 2003, Availent issued to Bobby Lutz a warrant to purchase 50,000 shares of common stock at $1.00 per share in connection with that certain Amendment to Loan Agreement dated March 21, 2003 between Availent and Mr. Lutz and pursuant to that certain Common Stock Warrant dated March 21, 2003 between Availent and Mr. Lutz in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Mr. Lutz that he was an accredited investor at the time of the transactions.

Item 3. Defaults Upon Senior Securities.

        There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of Availent exceeding 5% of the total assets of Availent.

Item 4. Submission of Matters to a Vote of Security Holders.

        On February 28, 2003, the board of directors of Availent unanimously approved, subject to approval by the stockholders of Availent, the Amended and Restated Certificate of Incorporation and the 2003 Equity Incentive Plan. On February 28, 2003, the holders of approximately 4,689,313 shares (or 51.6%) of the 9,090,075 issued and outstanding shares of common stock entitled, as of February 28, 2003, to vote on, authorize, or consent to the Amended and Restated Certificate of Incorporation and

the 2003 Equity Incentive Plan authorized, approved, and adopted the Amended and Restated Certificate of Incorporation and the 2003 Equity Incentive Plan by written consent of the stockholders of Availent pursuant to and in accordance with Section 228 of the General Corporation Law of the State of Delaware. A description of the Amended and Restated Certificate of Incorporation and the 2003 Equity Incentive Plan may be found in the definitive information statement on Schedule 14C dated and filed March 13, 2003 by Availent with the Commission.

Item 5. Other Information.

        On January 7, 2003, Availent effected a one-for-ten reverse stock split by filing a certificate of amendment to the certificate of incorporation with the Secretary of State of the State of Delaware January 7, 2003. A description of the one-for-ten reverse stock split may be found in the definitive information statement on Schedule 14C dated and filed December 17, 2002 by Availent with the Commission.

        Availent also changed its certifying accountant and its fiscal year during the period covered by this report. A description of the changes in Availent's certifying accountant and fiscal year may be found in the current report on Form 8-K dated and filed January 22, 2003 by Availent with the Commission.

        On April 11, 2003, Availent amended and restated its certificate of incorporation by filing an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware April 11, 2003. The amended and restated certificate of incorporation is incorporated by reference as an exhibit to this report.

        On May 19, 2003, the board of directors of Availent determined not to approve the agreements and all other provisions contained in paragraphs 1 through 5 of Section D of that certain Stock Transfer and Consulting Agreement dated March 31, 2003 between Consolidated American Energy Resources, Inc. and Patrick A. McGeeney and that certain Stock Transfer and Consulting Agreement dated March 31, 2003 between Consolidated American Energy Resources, Inc. and Michael L. Banes, including, without limitation, the stock transfer and conveyance, the conversion of debt into equity, the forgiveness of debt, the forgiveness of deferred compensation, and the board nomination rights agreements and provisions of the stock transfer and consulting agreements. Notice of this determination was given by Availent to Consolidated American Energy pursuant to Section 8 of each stock transfer and consulting agreement.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

Exhibit No.	Description of Exhibit
2.1	Third Amended and Restated Agreement and Plan of Reorganization dated March 1, 2002 between Availent Financial, Inc., a Delaware corporation, and Availent Financial, Inc., a Texas corporation (incorporated by reference from the Definitive Information Statement on Schedule 14C dated and filed November 14, 2002 by Availent with the Commission)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
4.1	2003 Equity Incentive Plan (filed herewith)
4.2	Master Mortgage Loan Purchase Agreement dated August 13, 2002 between Availent Mortgage, Inc. and WarehouseOne Acceptance Company, LLC (filed herewith)

4.3	Agreement Regarding Stock and Warrants dated December 27, 2002 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)
4.4	Agreement Regarding Loans, Stocks and Warrants dated February 11, 2003 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)
4.5	Loan Agreement dated February 12, 2003 between Availent and Bobby Lutz (filed herewith)
4.6	Common Stock Warrant dated February 12, 2003 between Availent and Bobby Lutz (filed herewith)
4.7	Common Stock Warrant dated February 12, 2003 between Availent and Preston Trail Trading, L.P. (filed herewith)
4.8	Letter of Agreement dated February 21, 2003 between Availent and Raymond Molina (filed herewith)
4.9	Financial Services Agreement dated February 27, 2003 between Availent and Brockington Securities, Inc. (filed herewith)
4.10	Amendment to Loan Agreement dated March 21, 2003 between Availent and Bobby Lutz (filed herewith)
4.11
Agreement dated April 14, 2003 between Availent Financial, Inc., a Delaware corporation, Availent Mortgage, Inc., a Texas corporation, Patrick A. McGeeney, Michelle K. McGeeney, and Bergstrom Investment Management, L.L.C. (incorporated by reference from Exhibit 4.8 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.5	Employment Agreement dated January 1, 2003 between Availent and Christopher Phillips (filed herewith)
10.7
Stock Transfer and Consulting Agreement dated March 31, 2003 between Patrick A. McGeeney and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.1 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.8
Stock Transfer and Consulting Agreement dated March 31, 2003 between Michael L. Banes and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.2 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.9	Employment Agreement dated March 31, 2003 between Availent and Patrick A. McGeeney (filed herewith)
10.10	Employment Agreement dated March 31, 2003 between Availent and Michael L. Banes (filed herewith)
10.13	Employment Agreement dated April 21, 2003 between Availent and Jason T. Nichols (filed herewith)
10.15	Agreement dated May 16, 2003 between Availent and Patrick A. McGeeney and Michele K. McGeeney (filed herewith)
10.16	Agreement dated May 16, 2003 between Availent and Michael L. Banes and Michelle Banes (filed herewith)
15.1	Letter on Unaudited Interim Financial Information (filed herewith)

99.1	Section 906 Certification of Chief Executive Officer (filed herewith)
99.2	Section 906 Certification of Chief Financial Officer (filed herewith)

        (b)   Reports on Form 8-K.

        The following reports on Form 8-K were filed during the quarter for which this report is filed:

  •
  Items 4, 7, and 8 of the Current Report on Form 8-K dated and filed January 22, 2003 by Availent with the Commission with respect to changes in Availent's certifying accountant and a change in fiscal year

  •
  Items 5 and 7 of the Current Report on Form 8-K/A dated February 17, 2003 and filed February 18, 2003 by Availent with the Commission with respect to the financial statements and pro forma financial information required to be reported in connection with the acquisition by Availent of Availent Financial, Inc., a Texas corporation

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2003	Availent Financial, Inc.
	By:	/s/ PATRICK A. MCGEENEY Name: Patrick A. McGeeney Title: President
Date: May 20, 2003	By:	/s/ DARREN J. CIOFFI Name: Darren J. Cioffi Title: Chief Financial Officer

CERTIFICATIONS

I, Patrick A. McGeeney, certify that:

        1.     I have reviewed this quarterly report on Form 10-QSB of Availent Financial, Inc., a Delaware corporation;

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

Date: May 20, 2003	By:	/s/ PATRICK A. MCGEENEY Name: Patrick A. McGeeney Title: President

I, Darren J. Cioffi, certify that:

        1.     I have reviewed this quarterly report on Form 10-QSB of Availent Financial, Inc., a Delaware corporation;

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

Date: May 20, 2003	By:	/s/ DARREN J. CIOFFI Name: Darren J. Cioffi Title: Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
2.1
Third Amended and Restated Agreement and Plan of Reorganization dated March 1, 2002 between Availent Financial, Inc., a Delaware corporation, and Availent Financial, Inc., a Texas corporation (incorporated by reference from the Definitive Information Statement on Schedule 14C dated and filed November 14, 2002 by Availent with the Commission)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
4.1	2003 Equity Incentive Plan (filed herewith)
4.2	Master Mortgage Loan Purchase Agreement dated August 13, 2002 between Availent Mortgage, Inc. and WarehouseOne Acceptance Company, LLC (filed herewith)
4.3	Agreement Regarding Stock and Warrants dated December 27, 2002 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)
4.4	Agreement Regarding Loans, Stocks and Warrants dated February 11, 2003 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)
4.5	Loan Agreement dated February 12, 2003 between Availent and Bobby Lutz (filed herewith)
4.6	Common Stock Warrant dated February 12, 2003 between Availent and Bobby Lutz (filed herewith)
4.7	Common Stock Warrant dated February 12, 2003 between Availent and Preston Trail Trading, L.P. (filed herewith)
4.8	Letter of Agreement dated February 21, 2003 between Availent and Raymond Molina (filed herewith)
4.9	Financial Services Agreement dated February 27, 2003 between Availent and Brockington Securities, Inc. (filed herewith)
4.10	Amendment to Loan Agreement dated March 21, 2003 between Availent and Bobby Lutz (filed herewith)
4.11
Agreement dated April 14, 2003 between Availent Financial, Inc., a Delaware corporation, Availent Mortgage, Inc., a Texas corporation, Patrick A. McGeeney, Michelle K. McGeeney, and Bergstrom Investment Management, L.L.C. (incorporated by reference from Exhibit 4.8 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.5	Employment Agreement dated January 1, 2003 between Availent and Christopher Phillips (filed herewith)
10.7
Stock Transfer and Consulting Agreement dated March 31, 2003 between Patrick A. McGeeney and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.1 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.8
Stock Transfer and Consulting Agreement dated March 31, 2003 between Michael L. Banes and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.2 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)

10.9	Employment Agreement dated March 31, 2003 between Availent and Patrick A. McGeeney (filed herewith)
10.10	Employment Agreement dated March 31, 2003 between Availent and Michael L. Banes (filed herewith)
10.13	Employment Agreement dated April 21, 2003 between Availent and Jason T. Nichols (filed herewith)
10.15	Agreement dated May 16, 2003 between Availent and Patrick A. McGeeney and Michele K. McGeeney (filed herewith)
10.16	Agreement dated May 16, 2003 between Availent and Michael L. Banes and Michelle Banes (filed herewith)
15.1	Letter on Unaudited Interim Financial Information (filed herewith)
99.1	Section 906 Certification of Chief Executive Officer (filed herewith)
99.2	Section 906 Certification of Chief Financial Officer (filed herewith)

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION) INDEX
AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION) CONSOLIDATED BALANCE SHEET
AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION) CONSOLIDATED BALANCE SHEETS
AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION) CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION) CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION) CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (cont'd) (UNAUDITED)
AVAILENT FINANCIAL, INC. AND SUBSIDIARIES (FORMERLY SEACREST INDUSTRIES CORPORATION) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
NOTE 15—RELATED PARTY TRANSACTIONS
  Item 2. Management's Discussion and Analysis or Plan of Operation.
  Item 3. Controls and Procedures.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
INDEX OF EXHIBITS