Form 10QSB/A
period 2003-03-31
AVAILENT FINANCIAL INC
filed 2003-05-21
CIK 88175

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2003, there were 9,096,568 shares of common stock, par value $0.01 per share, of the issuer outstanding.

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

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	March 31, 2003 (Unaudited)	December 31, 2002
Current liabilities:
Warehouse line of credit payable	$1,596,666	$1,465,295
Note payable—bank	50,000	50,000
Mortgage escrow payable	13,012	6,856
Current portion of capital lease obligations	8,255	8,009
Accounts payable	656,461	289,372
Accrued expenses	675,060	465,555
Payroll taxes payable	463,746	266,816
Due to officers	39,486	22,784
Notes payable—officers	248,312	249,000
Notes payable—stockholders	2,575,334	2,271,000
Notes payable	48,000	48,000

Total current liabilities	6,374,332	5,142,687
Long term portion of capital lease obligations	3,932	5,913

Total liabilities	6,378,264	5,148,600

Commitments and contingencies
Minority interest	66,408	78,634
Stockholders' deficiency:
Preferred stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 authorized, 9,136,568 and 9,096,568, respectively, issued and outstanding	91,367	90,966
Additional paid-in capital	4,247,236	4,006,321
Deferred compensation	(692,245)	(692,245)
Deferred consulting services	(2,519,149)	(2,725,868)
Accumulated deficit	(5,638,231)	(3,897,720)

	(4,511,022)	(3,218,546)
Less: common stock held in treasury at cost, 121 shares	(1,214)	(1,214)

Total stockholders' deficiency	(4,512,236)	(3,219,760)

Total liabilities and stockholders' deficiency	$1,932,436	$2,007,474

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

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (cont'd)
(UNAUDITED)

	2003	2002
Net cash used in operating and investing activities (from previous page)	$(578,270)	$(594,675)

Cash flows from financing activities:
Proceeds from notes payable	—	572,632
Payments on notes payable—officers	(688)	—
Proceeds from notes payable—stockholders	375,000	—
Payments on capital lease obligations	(1,735)	(955)
Contributed capital from limited partnerships—minority interest	12,300	—
Capital distribution to limited partner	(2,900)	—
Sale of common stock	10,000	37,000

Net cash provided by financing activities	391,977	608,677

Net (decrease) increase in cash and cash equivalents	(186,293)	14,002
Cash and cash equivalents, beginning of year	187,490	4,588

Cash and cash equivalents, end of year	$1,197	$18,590

Supplemental disclosure of non-cash information
Cash paid during the year for:
Interest	$5,097	$93,108

Income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Issuance of common stock for services	$29,670	$—

Issuance of common stock for redemption of preferred stock	$—	$120,000

Issuance of notes payable in exchange for redemption of preferred stock	$—	$80,000

Reduction of debt in connection with beneficial conversion value of warrants	$70,666	$—

Contribution to capital from officers forgiveness of unpaid salaries	$95,000	$—

See accompanying notes to consolidated
financial statements (unaudited).

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
(FORMERLY SEACREST INDUSTRIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

NOTE 1—ORGANIZATION, HISTORY AND NATURE OF BUSINESS

  Availent Financial, Inc. (Formerly SeaCrest Industries Corporation)

  Availent Financial, Inc. ("Availent-DE") was incorporated in the state of Delaware on November 16, 1959 under the name of SeaCrest Industries Corporation ("SeaCrest") with authorized common stock of 2,500,000 shares having a par value of $0.01. SeaCrest had not transacted business since February 1984 and since that time, has pursued acquisitions through the issuance of common stock such that SeaCrest would have operations. On December 4, 2002 SeaCrest changed its name to Availent Financial, Inc., and its year-end from September 30 to December 31 as a result of the merger described below.

  Availent Financial, Inc.

  Availent Financial, Inc. (collectively with its subsidiaries, ("Availent-TX")) was incorporated in the state of Texas in December 2000. Availent-TX is a holding company that wholly owns the following subsidiaries: Availent Mortgage, Inc. and Subsidiaries ("Mortgage"), Availent Leasing, Inc. ("Leasing") and Availent Management, Inc. ("Management").

  Merger

  Pursuant to an agreement and plan of merger dated March 1, 2002, between Availent-TX and Availent-DE, which became effective on December 4, 2002 Availent-DE acquired all of the issued and outstanding common stock of Availent-TX in exchange for 54,000,000 shares of Availent-DE's common stock, which represented approximately 90% of the outstanding shares of Availent-DE's common stock after the issuance. Concurrent with the above acquisition, Availent-TX was merged into Availent-DE, with Availent-DE as the surviving corporation. Availent-DE and all of its subsidiaries are collectively referred to as the "Company".

  The merger of Availent-DE and Availent-TX has been treated as a recapitalization and purchase by Availent-TX as the acquiror (reverse acquisition) of Availent-DE, as control rests with the former Availent-TX shareholders, although prior to the acquisition, Availent-DE had been the registrant. Therefore, the historical financial statements prior to December 4, 2002 are those of Availent-TX. The transaction is considered a capital transaction whereby Availent-TX contributed its stock for the net assets of Availent-DE.

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

NOTE 3—GOING CONCERN

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of March 31, 2003, the Company's accumulated deficit was $5,638,231 and its working capital deficiency was $4,676,253. In addition, the Company has had losses from operations of $3,039,935 and $857,785 for the years ended December 31, 2002 and 2001, respectively, and $1,740,511 for the three months ended March 31, 2003. As a result of these factors, the auditor's report on the December 31, 2002 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

  In addition, the Company has failed to file the required payroll tax returns for the last two quarters of 2002, and the first quarter of 2003. As a result, the Company has delinquent payroll tax liabilities of approximately $464,000.

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

  Interest expense for the three months ended March 31, 2003 on the above notes aggregated $17,985.

NOTE 10—ACCRUED EXPENSES

  Accrued expenses consist of the following at March 31, 2003:

Interest payable	$274,108
Professional fees	189,332
Payroll	101,707
Financing costs	67,250
Other	42,663

Total	$675,060

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

  Payroll taxes

  As of March 31, 2003, the Company owes approximately $464,000 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

  The assets of each partnership remain on the Company's consolidated balance sheet and are managed by the Company. All of the partnerships, which the Company has an agreement with, are majority owned and are for a term of 10 years. Profits and losses are allocated pro rata, based on the partner respective percentage partnership interest. However, after the allocation of pro rata losses a limited partners capital balance cannot have a negative balance. If the limited partner has no remaining capital balance, all losses are allocated to the general partner, which is the Company. For the three months ended March 31, 2003, net operating losses include operations from seventeen limited liability partnerships in operation during the first quarter of fiscal 2003 totaled $138,921 of which the limited partners were allocated $21,625, which has been classified as minority interest on the statement of operations. At March 31, 2003, assets of $50,939 and liabilities of $85,427 for the ten limited liability partnerships are included on the balance sheet along with the minority interest balance of $66,408.

NOTE 13—STOCKHOLDERS' DEFICIENCY

  Issuance of Common Stock and Warrants in Consideration for Debt Financing

  On February 26, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 14% per annum, wherein Availent-TX received $500,000 from the Lender for working capital purposes. The note was to mature on December 31, 2002. In consideration for the loan the Lender received, a commitment fee of $7,500, reimbursement of related legal fees and 25,000 post-split shares of the Company's common stock held by Availent-TX, valued at $24,739, which has been recorded as interest expense for the year ended December 31, 2002, as well as a commitment to provide warrants to purchase shares of the Company's common stock. The shares of Company common stock issued by Availent- TX were obtained in the Ball transaction as described previously. The spouse of one of the founding shareholders of Availent-TX has personally guaranteed this loan and pledged an annuity contract as collateral to the Lender. As consideration for this guarantee the spouse was compensated by the Company.

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

  The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations. Had the Company determined compensation expense base on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts for the three months ended March 31, 2003 and 2002:

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

  Employment Agreements

  In April and May 2003, the Company entered into new employment agreements with two key officers/shareholders, the chief executive officer and president and the president of Mortgage. The employment agreements are for a term of five years with annual salaries ranging from $100,000 to $125,000. Concurrent with the signing of the new employment agreements, the officers forgave unpaid compensation due them under the previous employment amounting to $95,000 for the period ended March 31, 2003. The forgiveness has been recorded as a capital contribution from the officers.

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

  OPERATING EXPENSES

        Salaries and Related Expenses.    Salaries and related expenses increased $402,674 from $174,208 for the three months ended March 31, 2002 to $576,882 for the three months ended March 31, 2003. This increase was primarily due to the increased number of offices and limited partnerships from approximately six as of March 31, 2002 to 17 as of March 31, 2003 and the corresponding increase in the total number of employees from approximately 10 as of March 31, 2002 to 40 as of March 31, 2003.

        Commissions.    Commissions increased $76,631 from $0 for the three months ended March 31, 2002 to $76,631 for the three months ended March 31, 2003. This increase was primarily attributable to the hiring of employees with commission-based compensation subsequent to the quarterly period ended March 31, 2002.

        Other Operating Expenses.    Other operating expenses increased $686,930 from $427,725 for the three months ended March 31, 2002 to $1,114,655 for the three months ended March 31, 2003. This increase was primarily attributable to the creation and development of our in-house loan-processing department and expenses related to the opening of additional offices.

        Warehouse Interest.    Warehouse interest increased $18,877 from $0 for the three months ended March 31, 2002 to $18,877 for the three months ended March 31, 2003 due to the establishment of our mortgage banking operations.

        Occupancy and Other Office Expenses.    Occupancy and other office expenses increased $30,311 from $12,622 for the three months ended March 31, 2002 to $42,933 for the three months ended March 31, 2003. This increase was primarily due to the increased number of offices and limited partnerships from approximately six as of March 31, 2002 to 17 as of March 31, 2003. Other office expenses include rent, telephone, and miscellaneous office expenses.

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

  OTHER INCOME (EXPENSE)

        Interest Expense—Other.    Interest expense-other increased $95,804 from $45,794 for the three months ended March 31, 2002 to $141,598 for the three months ended March 31, 2003. This increase was primarily attributable to the establishment of our mortgage loaning operations and increased borrowings under our credit facilities.

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

        Net cash provided by financing activities was $608,677 and $391,977 for the three months ended March 31, 2002 and 2003, respectively. Net cash provided by financing activities for quarterly periods ended March 31, 2002 and 2003 was primarily from borrowings under our existing financing agreements.

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

        Availent also has various loan agreements with Bergstrom Investment Management, L.L.C. for total aggregate borrowings of $1.355 million. These borrowings have various interest rates. These loan agreements expire on on or about August 2003. Availent is in substantial compliance with all debt covenants under its agreements with Bergstrom.

        On February 12, 2002, Availent issued a $375,000 convertible note to Bobby Lutz, which is convertible into shares of common stock at a conversion price of $1.00 per share and which is scheduled to mature on or about August 2003. The convertible note bears interest at a rate of 15% per annum and requires monthly interest payments. Availent is in compliance with all debt covenants under this note.

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

        In addition, Availent failed to file the required employee payroll tax returns for the last two fiscal quarters of 2002. As a result, Availent has delinquent payroll tax liabilities and related estimated penalties and interest of approximately $464,000. Although Availent has not entered into any formal repayment agreements with the respective tax authorities, Availent plans to make these required payroll tax payments as soon as practicable.

        Availent currently is unable to make timely payments to certain of its creditors, and has had to rely substantially on additional borrowings to fund its continuing operations and working capital needs. As of March 31, 2003, Availent had past due accounts payables and accrued expenses in the amount of approximately $1.35 million. Extensions have been offered and, in some cases, are being negotiated with certain of these creditors. If Availent is unable to make timely payments or is unable to negotiate extensions or favorable discounts and payment terms, Availent may not be able to fund its continuing operations and working capital needs and the operations, financial condition, and business of Availent may suffer materially or fail. Availent is currently seeking financing sources in order to fund Availent's outstanding payables and meet its ongoing trade obligations.

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

        On February 21, 2003, Availent agreed to issue to Raymond Molina warrants to purchase 500,000 shares of common stock at $1.00 per share in connection with financial services and pursuant to that certain Letter of Agreement dated February 21, 2003 between Availent and Mr. Molina in reliance upon Section 4(2) of the Securities Act and the fact that the transactions did not involve a public offering and the representations of Mr. Molina that he was an accredited investor at the time of the transactions. Availent believes that Mr. Molina has not earned, is not entitled to, or has otherwise forfeited all rights, if any ever existed, to the warrants, in part, because of nonperformance on the part of Mr. Molina.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        On February 28, 2003, the board of directors of Availent unanimously approved, subject to approval by the stockholders of Availent, the Amended and Restated Certificate of Incorporation and the 2003 Equity Incentive Plan. On February 28, 2003, the holders of approximately 4,689,313 shares

(or 51.4%) of the 9,126,568 issued and outstanding shares of common stock entitled, as of February 28, 2003, to vote on, authorize, or consent to the Amended and Restated Certificate of Incorporation and the 2003 Equity Incentive Plan authorized, approved, and adopted the Amended and Restated Certificate of Incorporation and the 2003 Equity Incentive Plan by written consent of the stockholders of Availent pursuant to and in accordance with Section 228 of the General Corporation Law of the State of Delaware. A description of the Amended and Restated Certificate of Incorporation and the 2003 Equity Incentive Plan may be found in the definitive information statement on Schedule 14C dated and filed March 13, 2003 by Availent with the Commission.

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
10.1	Employment Agreement dated January 1, 2003 between Availent and Christopher Phillips (filed herewith)
10.2
Stock Transfer and Consulting Agreement dated March 31, 2003 between Patrick A. McGeeney and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.1 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.3
Stock Transfer and Consulting Agreement dated March 31, 2003 between Michael L. Banes and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.2 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.4	Employment Agreement dated March 31, 2003 between Availent and Patrick A. McGeeney (filed herewith)
10.5	Employment Agreement dated March 31, 2003 between Availent and Michael L. Banes (filed herewith)
10.6	Employment Agreement dated April 21, 2003 between Availent and Jason T. Nichols (filed herewith)
10.7	Agreement dated May 16, 2003 between Availent and Patrick A. McGeeney and Michele K. McGeeney (filed herewith)
10.8	Agreement dated May 16, 2003 between Availent and Michael L. Banes and Michelle Banes (filed herewith)
99.1	Section 906 Certification of Chief Executive Officer (filed herewith)
99.2	Section 906 Certification of Chief Financial Officer (filed herewith)

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

Date: May 21, 2003	Availent Financial, Inc.
	By:	/s/ PATRICK A. MCGEENEY Name: Patrick A. McGeeney Title: President
Date: May 21, 2003	By:	/s/ DARREN J. CIOFFI Name: Darren J. Cioffi Title: Chief Financial Officer

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

Date: May 21, 2003	By:	/s/ PATRICK A. MCGEENEY Name: Patrick A. McGeeney Title: President

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

Date: May 21, 2003	By:	/s/ DARREN J. CIOFFI Name: Darren J. Cioffi Title: Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
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
10.1	Employment Agreement dated January 1, 2003 between Availent and Christopher Phillips (filed herewith)
10.2
Stock Transfer and Consulting Agreement dated March 31, 2003 between Patrick A. McGeeney and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.1 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.3
Stock Transfer and Consulting Agreement dated March 31, 2003 between Michael L. Banes and Consolidated American Energy Resources, Inc. (incorporated by reference from Exhibit 10.2 to the annual report on Form 10-KSB of Availent for the fiscal year ended December 31, 2002 filed April 15, 2003 by Availent with the Commission)
10.4	Employment Agreement dated March 31, 2003 between Availent and Patrick A. McGeeney (filed herewith)
10.5	Employment Agreement dated March 31, 2003 between Availent and Michael L. Banes (filed herewith)
10.6	Employment Agreement dated April 21, 2003 between Availent and Jason T. Nichols (filed herewith)
10.7	Agreement dated May 16, 2003 between Availent and Patrick A. McGeeney and Michele K. McGeeney (filed herewith)
10.8	Agreement dated May 16, 2003 between Availent and Michael L. Banes and Michelle Banes (filed herewith)
99.1	Section 906 Certification of Chief Executive Officer (filed herewith)
99.2	Section 906 Certification of Chief Financial Officer (filed herewith)

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