Form 10KSB/A
period 2002-12-31
AVAILENT FINANCIAL INC
filed 2003-05-28
CIK 88175

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  0-02252

AVAILENT FINANCIAL, INC.

(Name of small business issuer in its charter)

Delaware	13-1976670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2720 Stemmons Freeway, South Tower, Suite 600, Dallas, Texas	75207
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (214) 637-2972

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $801,827

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,050,773 shares of common stock as of May 28, 2003

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

As used in this report, unless the context requires otherwise, the terms “we,” “us,” “our,” “company,” and “Availent” refer to the consolidated operations of Availent Financial, Inc., a Delaware corporation, and its majority-owned limited partnerships and subsidiaries, including Availent Mortgage, Inc., Availent Leasing, Inc., and Availent Management, Inc.

OVERVIEW

We process residential mortgage loans originated either directly or through our majority-owned limited partnerships with real estate brokers and their affiliates (collectively, “real estate brokers”). We underwrite, either directly or through third party private mortgage insurance companies, and fund approximately 80% of these loans using a warehouse line of credit and investor table funds and then promptly sell the loans into the secondary capital markets. We distinguish our company from traditional mortgage companies by establishing limited partnerships with select real estate brokers and locating our loan officers on-site at the offices of these real estate brokers. Our business model allows us to “capture” mortgage loan business generated by the homebuying clients of these real estate brokers by providing the convenience of instant access to on-site mortgage loan services, including immediate pre-qualification. Each of these real estate brokers is selected using volume criteria and quality standards developed by our management. We originated and closed residential mortgage loans totaling $47.4 million during the twelve months ended December 31, 2002, as compared to loans totaling $9.7 million during the comparable period in 2001. During the three months ended December 31, 2002, we originated and closed $25.6 million residential mortgage loans.

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

OUR HISTORY

We are a Delaware corporation originally incorporated in 1959 under the name Seacrest Industries Corporation to conduct real estate and insurance operations and ceased all operations in 1984. From 1984 until December 2002, we had no business or operations. In December 2002, we re-commenced operations as a mortgage broker and mortgage banking company after consummating a merger with, and acquiring the business, operations, and assets of, Availent Financial, Inc., a Texas corporation (“Availent Holding”). The merger was accounted for as a reverse acquisition. Availent Holding was originally incorporated by co-founders Patrick A. McGeeney and Michael L. Banes and commenced its mortgage operations in February 2001.

THE AVAILENT SOLUTION

Real estate brokers and agents are the principal “gatekeepers” to the residential mortgage loan business that frequently establish the initial relationship with homebuyers and often refer homebuyers to mortgage companies to handle their financing needs. Consequently, mortgage companies often compete on the basis of, and depend upon existing relationships with real estate brokers and agents for, customer referrals. We believe that our strategy of “partnering” with real estate brokers allows us to provide support and the convenience of immediate accessibility to these gatekeepers and enables us to generate business and capitalize on customer referrals more effectively. Unlike traditional mortgage companies, we believe we are able to align more closely the goals of the real estate brokers with our goals by establishing the mutually-owned limited partnerships and sharing profits related to the mortgage business with these real estate brokers. We also believe that shared ownership of these limited partnerships promotes efficiency and cooperation between the real estate brokers and agents and our on-site loan officers.

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

MORTGAGE BROKER

As a mortgage broker, we process only the residential mortgage loans that are originated either directly or through our majority-owned limited partnerships with real estate brokers. We obtain certain information from a prospective borrower and forward this information to a mortgage banker (which, in a majority of cases is our mortgage banking operation), who then underwrites, closes, and funds the related loans. In our capacity as mortgage broker, we typically receive borrower-paid compensation as well as mortgage banker-paid premiums on these loans.

MORTGAGE BANKER

As a mortgage banker, we underwrite, either directly or through third party private mortgage insurance companies, and fund residential mortgage loans using our warehouse line of credit and funding programs provided by national mortgage banking companies. We then promptly sell these loans into the secondary capital markets.

•                                          Underwriting. As an underwriter, we underwrite mortgage loans pursuant to criteria and standards we establish to conform to the underwriting criteria and standards of the ultimate secondary capital market purchasers of these loans, including employment, income, and credit history, property value and characteristics, and available assets criteria and standards. These criteria and standards allow us to minimize the credit risk associated with these loans and generally require property appraisals that are provided to us by independent third party fee-based appraisers and complete borrower credit history reports that are provided to us by a credit reporting agency affiliated with Countrywide Home Loans.

•                                          Quality Control. We also perform post-funding audits to monitor and evaluate our origination policies and procedures. In addition, we sample approximately 10% of all mortgage loans closed and subject them to a complete quality control review. Our management also receives reports on any deficiencies in the randomly sampled mortgage loans.

•                                          Funding. We fund our loans using our warehouse line of credit and funding programs provided by national mortgage banking companies, and then promptly sell the closed loans into the secondary capital markets. A “warehouse line of credit” is an asset-backed financing vehicle for the interim financing of mortgage loans. The line of credit is fully collateralized by the underlying first and second trust deed mortgages. At the time of funding, the warehouse line of credit or the mortgage banking company funding program typically advances approximately 95% to 98% of the value of the mortgage loan (depending on the type of mortgage loan) and we self fund the remaining portion of the loan. The amount borrowed under the line of credit remains outstanding until the underlying mortgage loan is sold into the secondary capital markets. Upon the sale of the mortgage loan, the sale proceeds are used to repay the advance on the line of credit and any excess funds will represent repayment of our self funded portion of the loan plus gain on the sale of the mortgage loan. Our principal sources of mortgage banking income are gains from the sale of mortgage loans, which are derived based on the secondary capital market pricing and borrower-paid fees earned on these loans. Availent may, in the future, be able to provide mortgage banking services to third party mortgage brokers if we achieve certain net worth and other operational criteria.

•                                          No Interest Rate Hedging or Loan Servicing. Our mortgage operations involve interest rate risks associated with interest rate changes between the time a mortgage loan is originally funded and the time the mortgage loan is subsequently sold. Although Availent has not established an interest rate hedging program to protect against or minimize these interest rate risks, we may engage in hedging activities as our average loan volumes increase. However, interest rate hedging strategies are complex and no hedging strategy can completely insulate us from the risks related to interest rate changes. We do not presently intend to service mortgage loans.

LIMITED PARTNERSHIPS

Real Estate Broker and Loan Officer Selection Criteria

We believe that the real estate broker and loan officer selection process is critical to the potential success of each of our limited partnerships. Our senior management devotes significant time and resources to business development and the recruitment of prospective real estate brokers and loan officers. Although many of our existing limited partnerships have lower average loan volumes, we target real estate brokers generating average annual residential sales volume of at least $80 million. Various other factors also are considered in the selection process including regional market demographics and developed performance standards. We also employ quality standards to screen prospective licensed real estate brokers on the basis of their reputation, both within the industry and with homebuyers in general. We utilize general market research, national and regional trade shows, and our existing relationships with real estate brokers and agents, title companies, and loan officers to identify and recruit qualified real estate brokers. Our on-site loan officer prospects are generally referred to us by the real estate brokers and agents with whom the loan officer would be sharing office space.

Limited Partnership Development and Locations

The limited partnership selection and development process typically involves the identification and recruitment of a qualified real estate broker, discussions between our management and the real estate broker regarding an affiliated business arrangement, the formation of a limited partnership and execution of a limited partnership agreement with the real estate broker, and the hiring and training of the on-site loan officers to be located at the offices of the real estate broker. We retain a majority ownership interest in the limited partnerships of between 51% to 60%.

Although we expect to utilize this limited partnership development process and structure in connection with our future business plan, we may deviate or modify the selection process and/or ownership structure as warranted by our financial goals and business needs. For example, we may continue to locate our on-site loan officers in the offices of real estate brokers without the benefit of a limited partnership agreement. As of March 31, 2003, we maintained two such offices, including our offices in Dallas, Texas and Madison, Mississippi.

We have seven offices and limited partnerships in Alabama, Louisiana, Mississippi, and Texas. The following table sets forth, as of March 31, 2003, the name, location, month established, and loan volume for the three months ended December 31, 2002 of each of our existing offices and limited partnerships.

OFFICE AND LIMITED PARTNERSHIP NAME AND LOCATION	MONTH ESTABLISHED	LOAN VOLUME FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 (IN DOLLARS (IN MILLIONS)

Availent Mortgage - Dallas Dallas, Texas(1)	February 2001	0.8

Availent - Burns & Co., Ltd Baton Rouge, Louisiana	January 2002	3.6

Availent Mortgage - Jackson Madison, Mississippi(1)	January 2002	3.7

Availent - Bennett, Ltd. New Orleans, Louisiana	April 2002	1.0

Availent - Orange Beach, Ltd. Orange Beach, Alabama	May 2002	1.3

Availent - Mobile, Ltd Mobile, Alabama	July 2002	1.3

Availent - Beth Wolff, LTD. Houston, Texas(2)	December 2002	0.0

(1)                                                                                  The loan officer(s) at this office is/are employed by Availent Mortgage, Inc., a Texas corporation and a direct, wholly-owned subsidiary of Availent.

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

GOVERNMENT REGULATION

Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling, and servicing of mortgage loans. We are licensed as a mortgage banker and/or mortgage broker, or are otherwise authorized to originate mortgage loans, in all states in which our business activities require us to be licensed. The mortgage loan business is highly regulated. In order to offer our mortgage loan services, we must comply with federal and state laws and regulations relating to licensing, advertising, loan disclosures and servicing, rate and fee limits, use of credit reports, notification of action taken on loan applications, privacy, discrimination, unfair and deceptive business practices, payment or receipt of kickbacks, referral fees or unearned fees in connection with the provision of real estate settlement services, and other requirements. Current laws, and those enacted or interpreted to deal with mortgage loan transactions and other aspects of our business, may be revised or interpreted in ways that adversely affect our business. We believe we are in substantial compliance with the laws applicable to our business, and have taken prudent steps to mitigate the risks associated with offering loan services and compliance with these regulations.

In addition, we are an approved mortgage lender by the Department of Housing and Urban Development (“HUD”) and are qualified to originate mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the Veterans Administration. Among other consequences, the failure to comply with HUD regulations could prevent us from reselling our mortgage loans or prevent our ability to enter into the servicing of mortgage loans should we choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, certain rights of rescission for mortgage loans, class action law suits, and administrative enforcement actions, any of which could have a material adverse effect on our results of operations and financial condition.

Federal, state and local governmental authorities also regulate Availent’s activities as a lender. The Truth In Lending Act and Regulation Z promulgated thereunder contain certain requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances where the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency.

The Real Estate Settlement Procedures Act of 1974 (“RESPA”) and the Debt Collection Practices Act also subject us to filing an annual report with HUD. In addition, RESPA prohibits the payment or receipt of fees for the referral of settlement service business. This law and related regulations prohibit arrangements that could be deemed to be kick-backs. Although we believe that we are in substantial compliance with such regulations, the failure to succeed in our RESPA compliance program would have a severe adverse effect on our business.

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

The recently enacted Gramm-Leach-Bliley Act (“GLBA”), among other things:

•  Restricts financial institutions from disclosing nonpublic personal information about a consumer, subject to certain exceptions;

•  Requires financial institutions to disclose their privacy policies and practices with respect to information sharing;

•  Does not preempt any state law that provides greater protection than provided for in the GLBA; and

•  Requires that financial institutions provide a means for consumers to opt out of information sharing with third parties.

EMPLOYEES

As of March 31, 2003, we employed 25 total employees, all of whom were full time employees. However, we expect to significantly reduce the total number of employees within the next three months in an effort to reduce operating expenses, including salaries and related expenses and occupancy and other office expenses. If and when we are able to grow profitability, expand, open additional offices, and introduce more products and services, we expect to hire more personnel, particularly in the area of mortgage operations. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

RISK FACTORS

This report contains forward-looking statements within the meaning of the securities laws. Actual results and performance and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of certain risks and uncertainties set forth below and elsewhere in this report. You should carefully consider the following factors, the discussion under the caption “Cautionary Note on Forward-Looking Statements,” and the other information in this report before buying or selling any shares of our common stock. Our business, financial condition, and operating results could be materially adversely affected by any one or more of the following risk factors.  Although we have attempted to include a discussion of the material risks known to us as of the date of this report, there may be additional risks that we do not presently know of or that we currently believe are immaterial that could also materially adversely affect Availent. Availent disclaims any obligation to update these factors or to announce publicly the results of any revisions to any of the risk factors or forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

THE TERMINATION OF ONE OR MORE OF OUR MORTGAGE FUNDING SOURCES WOULD ADVERSELY AFFECT OUR BUSINESS

We depend on WarehouseOne to fund our mortgage loan activities through the warehouse credit facility they provide. We also depend on investor table funds to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these financing sources becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. Upon expiration of these agreements we believe that Availent will be able to either renew its existing warehouse line of credit facilities or obtain sufficient additional credit facilities. However, there can be no assurance that these agreements will be renewed or extended past their current expiration dates, or that additional sources of funding for our mortgage loans will be available on favorable terms or at all.

OUR OPERATING RESULTS MAY BE NEGATIVELY IMPACTED BY SIGNIFICANT FLUCTUATIONS IN INTEREST RATES

Mortgage banking companies, in general, and our future operating results, specifically, may be materially adversely impacted by fluctuations in interest rates. There can be no assurances that during future periods of rising interest rates that we will not experience a decline in consumers using our services due to shrinking credit demand. Conversely, during periods of robust credit demand, typically associated with falling interest rates, lenders may have less incentive to use our services. Either of these events could reduce our revenue. We cannot assess the effects of interest rates on our business over a broad range of interest rate environments.

OUR ABILITY TO ENGAGE IN PROFITABLE SECONDARY SALES OF LOANS MAY ALSO BE ADVERSELY AFFECTED BY INCREASES IN INTEREST RATES

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate.  The interest direct margin earned on loans held-for-sale significantly benefited from the spread between long-term and short-term interest rates during 2001 and in 2002. We do not expect the same level of benefit from interest rate spreads in a normal market.

WE DO NOT HAVE A HEDGING STRATEGY AND MAY NOT BE ABLE TO MANAGE THE RISK OF LOSSES CAUSED BY FLUCTUATIONS IN INTEREST RATES

Many of our competitors attempt to manage interest rate risk exposure related to mortgage loan approvals through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans they expect to fund. We have no experience administering a hedging program and have not implemented a hedging program to manage the risk of loss due to fluctuations in interest rates. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business and our results of operations.

TERMINATIONS OF LIMITED PARTNERSHIP AGREEMENTS AND OFFICE CLOSINGS COULD ADVERSELY AFFECT OUR BUSINESS

We rely on customer referrals from real estate brokers to generate business and a significant number of loan applicants. We establish limited partnerships with these real estate brokers in order to locate our loan officers on-site at the offices of these real estate brokers. During the fiscal year ended December 31, 2002, approximately 90% of our mortgage loan applications were derived from the referrals to our on-site loan officers located at the offices of these real estate brokers. Our limited partnership agreements with these real estate brokers typically can be terminated for any reason upon prior written notice. There can be no assurance that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. We have closed or dissolved, or expect to close or dissolve approximately ten of the 17 offices and limited partnerships that existed as of January 2003. If a number of our significant offices and limited partnership agreements were to close or be terminated or were to lapse without extension, we could lose a considerable number of customer referrals and loan applications and our business could be adversely affected.

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

For example, RESPA and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender. RESPA and the related regulations also prohibit fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, including mortgage brokerage and lending services. Notwithstanding these prohibitions, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods, facilities or services provided. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, cease and desist orders and civil and criminal liability. Our mortgage products are residential real estate secured loans subject to these provisions of RESPA. Consequently, our relationships with real estate brokers, lenders, distribution partners, affiliates and other companies are subject to RESPA’s prohibitions on payment or receipt of referral fees for referrals and for unearned fees or fee splits. We believe that we have structured these relationships to comply with RESPA. The applicability of RESPA’s referral fee and fee splitting prohibitions to these types of relationships, however, is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject. RESPA and the Debt Collection Practices Act also subject us to filing an annual report with HUD. Although we believe that we are in substantial compliance with such regulations, the failure to succeed in our RESPA compliance program would have a severe adverse effect on our business.

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

Our loan products and services and the real estate agent referral and other business relationships in which we operate essentially as a mortgage broker are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to our business, and considering our business has evolved and expanded in a relatively short period of time, we may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, termination of contracts without compensation, loss of exempt status, indemnification liability to lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially adversely affect our business and results of operations.

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

Regulations promulgated by some states may impose compliance obligations on any person who acquires 10% or more of our common stock, including requiring that person to periodically file financial and other personal and business information with those state regulators. If any person acquires 10% or more of Availent’s common stock and refuses or fails to comply with these requirements, we may not be able to obtain a license and existing licensing arrangements in particular states may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our operations or financial condition. The parties conducting business with us, such as lenders, similarly may be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation. The occurrence of one or more of these events could materially adversely affect our business, results of operation and financial condition.

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

UNCERTAINTY WITH RESPECT TO THE TIME IT TAKES TO CLOSE MORTGAGE LOANS CAN LEAD TO UNPREDICTABLE REVENUE AND PROFITABILITY

The time between the date an application for a mortgage loan is received from a customer and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer’s decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer’s own disclosure documentation. Purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the mortgage loans applied for during that period do not close in a timely manner or at all.

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

On April 2, 2003, Availent received a demand letter from legal counsel to C.M. Ball seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent Holding and Mr. Ball prior to the acquisition of Availent Holding by Availent. Availent disputes Mr. Ball’s claims regarding the oral agreement and believes that Mr. Ball has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, Mr. Ball. Availent intends to vigorously defend against and contest the claims of Mr. Ball and pursue any potential counterclaims that may be available to Availent. Availent has previously offered to settle the dispute with Mr. Ball, but may withdraw the offer at any time without prior notice. In addition, Availent reserves the right to seek recovery against Mr. Ball if Availent discovers, during the course of its investigations with respect to the claims of Mr. Ball and the dispute with Mr. Ball, that Mr. Ball has in any way damaged Availent.

Availent has also received a demand from legal counsel to Jerry L. Armstrong seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent Holding and Mr. Armstrong prior to the acquisition of Availent Holding by Availent. Availent disputes Mr. Armstrong’s claims regarding the oral agreement and believes that Mr. Armstrong has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, Mr. Armstrong. Availent intends to vigorously defend against and contest the claims of Mr. Armstrong and pursue any potential counterclaims that may be available to Availent. Availent has previously offered to settle the dispute with Mr. Armstrong, but may withdraw the offer at any time without prior notice. In addition, Availent reserves the right to seek recovery against Mr. Armstrong if Availent discovers, during the course of its investigations with respect to the claims of Mr. Armstrong and the dispute with Mr. Armstrong, that Mr. Armstrong has in any way damaged Availent.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AVAILENT HOLDING TRANSACTIONS

On May 10, 2002, the Board, by written consent, unanimously appointed Patrick A. McGeeney and Michael L. Banes to the Board and approved, subject to stockholder approval, (a) amendments to Availent’s certificate of incorporation to (i) change the name of the company from Seacrest Industries Corporation to Availent Financial, Inc., (ii) effect a one-for-two reverse stock split to decrease the number of outstanding shares of common stock, par value $0.01 per share, from 12,484,689 to 6,242,344, (iii) increase the number of authorized shares of common stock from 12,500,000 to 100,000,000, and (iv) authorize the issuance of up to 10,000,000 shares of preferred stock and (b) the merger of Availent Holding with and into Availent and the issuance of 54,000,000 shares of common stock to the stockholders of Availent Holding pursuant to that certain Third Amended and Restated Agreement and Plan of Reorganization dated March 1, 2002 between Availent and Availent Holding. On May 10, 2002, the holders of approximately 6,455,000 shares (or 51.7%) of the 12,484,689 total outstanding shares of common stock ratified the appointment of Messrs. McGeeney and Banes as directors of Availent and approved the foregoing transactions by written consent. Availent effected the name change, one-for-two reverse stock split, increase in authorized common stock, authorized preferred stock, and merger by filing articles of merger with the Secretary of State of the State of Texas and a certificate of merger and a certificate of amendment with the Secretary of State of the State of Delaware on December 4, 2002.

ONE-FOR-TEN REVERSE STOCK SPLIT

On December 4, 2002, the Board, by written consent, unanimously approved, subject to stockholder approval, an amendment to Availent’s certificate of incorporation to effect a one-for-ten reverse stock split. On December 4, 2002, the holders of approximately 33,699,030 shares (or 55.9%) of the 60,242,344 total outstanding shares of common stock approved the reverse stock split by written consent. Availent effected the reverse stock split by filing a certificate of amendment with the Secretary of State of the State of Delaware on January 7, 2003.

AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND STOCK OPTION PLAN

On February 28, 2003, the Board, by written consent, unanimously approved, subject to stockholder approval, the 2003 Equity Incentive Plan and various amendments to Availent’s certificate of incorporation, including amendments to increase the size of the Board, to provide for a classified Board, and to generally modernize Availent’s certificate of incorporation. On February 28, 2003, the holders of approximately 4,689,313 shares (or 51.4%) of the 9,126,568 total outstanding shares of common stock approved the amendments to Availent’s certificate of incorporation and the 2003 Equity Incentive Plan by written consent. Availent effected the amendments to Availent’s certificate of incorporation by filing an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on April 11, 2003.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is no public trading market for our common stock and there can be no assurance that one will ever be established. Because Availent does not meet the qualifications for the New York Stock Exchange, The NASDAQ Stock Market, Inc., or other national exchanges or quotation systems, we have contacted a market maker to sponsor our common stock on the OTC Bulletin Board. Although the market maker has applied to quote our common stock on the OTC Bulletin Board, there can be no assurance that the application will be approved or that a public trading market will be established even if the application to quote our common stock is approved. Accordingly, it may be difficult to buy or sell shares of our common stock even if our common stock is quoted on the OTC Bulletin Board. Even if the application is successfully approved and our common stock is quoted on the OTC Bulletin Board, the market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond the control of Availent, including, without limitation, the following factors:

•                                          the absence of securities analysts covering Availent and distributing research and recommendations about Availent;

•                                          the liquidity of our common stock will be very low because very few shares of our common stock will be held by non-affiliates of Availent or otherwise non-restricted and the remaining shares of our common stock may only be eligible for sale under exemptions from registration under the Securities Act or pursuant to a registered offering;

•                                          the operating results and stock price performance of other comparable companies;

•                                          low trading volume because so many shares of our common stock are closely held; and

•                                          overall stock market fluctuations;

•                                          and other economic conditions generally.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	0	N/A	5,000,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	5,000,000

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

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including, without limitation, in the discussions under the captions “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “will,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,”

“predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, dependence upon business referrals from real estate brokers or significant employees, inability to expand our business, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully comply with government regulations, failure to implement our business plans or strategies, failure to attract key employees or customers, or ineffectiveness of our marketing program to develop and capitalize on strategic alliances or limited partnerships with real estate brokers. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption “Risk Factors” and elsewhere in this report. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. Availent disclaims any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption “Risk Factors” in this report, our Consolidated Financial Statements and the related notes thereto included in Item 7 of Part II of this report and other documents filed by Availent from time to time with the Commission.

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

Change in Fiscal Year

In connection with the merger of Availent Holding with and into Availent, Availent determined to change the fiscal year of Availent from a fiscal year ended September 30 to a fiscal year ended December 31.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

Results of operations for fiscal year 2002 compared to fiscal year 2001 are as follows:

	2002	2001
Revenue
Gain on sales of mortgages, brokerage income and loan origination fees	$801,827	$134,273
Total revenues	801,827	134,273

Operating expenses:
Salaries and related expenses	1,285,917	486,991
Commissions	376,257	—
Other operating expenses	1,216,857	393,209
Warehouse interest	45,188	—
Occupancy and other office expenses	121,986	28,237
Total operating expenses	3,046,205	908,437

Loss before minority interest and other income (expense)	(2,244,378)	(774,164)
Minority interests	18,512	686
Loss before other income (expense)	(2,225,866)	(773,478)
Other income (expense):
Interest expense - other	(774,225)	(100,641)
Financing costs	(41,905)	—
Gain on sale of property	705	—
Interest income - other	1,356	16,334
Total other income (expense)	(814,069)	(84,307)

Net loss from operations	(3,039,935)	(857,785)

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

Total Revenues. Total revenues for the fiscal year ended December 31, 2002 increased $667,554 from $134,273 for the twelve months ended December 31, 2001 to $801,827 for the twelve months ended December 31, 2002. However, management believes that a comparison of revenues from 2001 to 2002 is not meaningful because we operated as a mortgage broker only in 2001 and commenced our mortgage banking operations in 2002 and that revenues for the twelve months ended December 31, 2002 are not necessarily indicative of future operating results because we have closed, or intend to close within the next three months, a significant number of our offices and limited partnerships that existed during fiscal year 2002. There can be no guarantee that we will not have to close additional offices and limited partnerships or that we will be able to replace the revenue previously generated by our closed offices and limited partnerships with increased loan volume at our remaining offices and limited partnerships or newly opened offices and limited partnerships.

OPERATING EXPENSES

Salaries and Related Expenses. Salaries and related expenses increased $798,926 from $486,991 for the twelve months ended December 31, 2001 to $1,285,917 for the twelve months ended December 31, 2002. This increase was primarily due to the increased number of offices and limited partnerships from approximately eight as of December 31, 2001 to 17 as of December 31, 2002 and the corresponding increase in the total number of employees from approximately 15 as of December 31, 2001 to 45 as of December 31, 2002.

Commissions. Commissions increased $376,257 from $0 for the twelve months ended December 31, 2001 to $376,257 for the twelve months ended December 31, 2002. This increase was primarily attributable to the hiring of employees with commission-based compensation during fiscal year 2002.

Other Operating Expenses. Other operating expenses increased $823,648 from $393,209 for the twelve months ended December 31, 2001 to $1,216,857 for the twelve months ended December 31, 2002. This increase was primarily attributable to the creation and development of our in-house loan-processing department and expenses related to opening additional offices and limited partnerships during fiscal year 2002..

Warehouse Interest. Warehouse interest increased $45,188 from $0 for the twelve months ended December 31, 2001 to $45,188 for the twelve months ended December 31, 2002 due to the establishment of our mortgage banking operations..

Occupancy and Other Office Expenses. Occupancy and other office expenses increased $93,749 from $28,237 for the twelve months ended December 31, 2001 to $121,986 for the twelve months ended December 31, 2002. This increase was primarily due to the increased number of offices and limited partnerships from approximately eight as of December 31, 2001 to 17 as of December 31, 2002. Other office expenses include rent, telephone, and miscellaneous office expenses.

Total Operating Expenses. Total operating expenses increased $2,137,768 million from $908,437 for the twelve months ended December 31, 2001 to $3,046,205 for the twelve months ended December 31, 2002. This increase was primarily due to increase in the total number of offices and limited partnerships and the general increase in loan volumes. We intend to focus on reducing our total operating expenses in fiscal 2003 including, without limitation, by reducing the total number of offices and limited partnerhips and employees.

OTHER INCOME (EXPENSE)

Interest Expense - Other. Interest expense-other increased $673,584 from $100,641 for the twelve months ended December 31, 2001 to $774,225 for the twelve months ended December 31, 2002. This increase was primarily attributable to the establishment of our mortgage loaning operations and increased borrowings under our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Availent’s sources of liquidity include cash from the sale of mortgage loans, borrowings under its warehouse line of credit and other credit facilities, and the sale of debt and equity securities in private transactions. Availent’s uses of cash include the funding of mortgage loans, repayment of amounts borrowed under warehouse and other lines of credit, salaries and commissions, other operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software, and leasehold improvements.

Net cash provided by financing activities was $656,031 and $1,807,473 for the twelve months ended December 31, 2001 and 2002, respectively. Net cash provided by financing activities for fiscal years 2001 and 2002 was primarily from borrowings under our existing financing agreements.

Net cash used in operating activities was $(632,574) and $(1,506,468) for the twelve months ended December 31, 2001 and 2002, respectively. The increase in loans held-for-sale from December 31, 2001 to December 31, 2002 is due to the amount of loan fundings exceeding the amount of loans sold for the respective periods. A funded loan remains held-for-sale until it is sold. Because Availent recognizes revenue on the sale of loans, rather than the funding of loans, the growth in loans held-for-sale reduced the amount of revenue that would have been recognized had those loans been sold in the twelve months ended December 31, 2001 and 2002.

Availent has a warehouse line of credit that provides for borrowings up to $5.0 million for the interim financing of mortgage loans with WarehouseOne. The line may only be used to fund mortgage loans in the ordinary course of business. In addition, the loans must have purchase commitments before any amounts may be drawn against the line. The line of credit is subject to interest at the greater of LIBOR plus 4% per annum or the Federal Funds rate plus 4% per annum. Interest is increased by 4% and principal is reduced by 5% if the loan is not purchased within 45 days of acquisition date. The line is collateralized by a security interest in and to all of Availent’s right, title, and interest in each mortgage loan pledged to Availent, each purchase commitment in existence, and the proceeds of the foregoing. The warehouse line of credit is subject to termination at the discretion of WarehouseOne. Upon expiration of the warehouse line of credit, Availent believes it will be able to either renew the warehouse line of credit or obtain other sufficient financing. The warehouse line of credit agreement generally requires Availent to comply with various financial and non-financial covenants. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. Availent has not been able to maintain the required tangible net worth or debt leverage ratios, as defined in the warehouse line of credit agreement, and has failed to comply with other covenants under the warehouse line of credit agreement. Availent’s failure to file and pay timely payroll tax returns also violates the warehouse line of credit agreement. These factors could cause the loss of the warehouse line of credit and impact future financing agreements, as well as future warehouse line of credit agreements.

Availent also has various financing agreements with Bergstrom Investment Management LLC for total aggregate borrowings of $1.355 million. These borrowings have various interest rates. This loan agreement expires on or about August 2003. Availent is in substantial compliance with all debt covenants under its agreements with Bergstrom.

On February 12, 2003, Availent issued a $375,000 convertible note to Bobby Lutz, which is convertible into shares of common stock at a conversion price of $1.00 per share and which is scheduled to mature on or about August 2003. The convertible note bears interest at a rate of 15% per annum and requires monthly interest payments. Availent is in substantial compliance with all debt covenants under this note.

To maintain its FHA lending certification, Availent must also comply with certain net worth requirements for HUD. HUD requires an adjusted net worth of $250,000. Availent’s adjusted net worth for HUD requirement purposes, as of March 31, 2003, amounted to a deficit of $1,094,174. In addition, Availent is not currently in compliance with its annual reporting requirements with HUD. This net worth deficiency and non-reporting compliance could cause Availent to lose its FHA certification. The loss of the FHA certification could be detrimental to the operations and financial position of Availent.

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

Availent currently is unable to make timely payments to certain of its creditors, and has had to rely substantially on additional borrowings to fund its continuing operations and working capital needs. As of March 31, 2003, Availent had past due accounts payables and accrued expenses in the amount of approximately $1.35 million. Extensions have been offered and, in some cases, are being negotiated with certain of these creditors. If Availent is unable to make timely payments or is unable to negotiate extensions or favorable discounts and payment terms, Availent may not be able to fund its continuing operations and working capital needs and the operations, financial condition, and business of Availent may suffer materially or fail. Availent is currently seeking financing sources in order to fund Availent’s outstanding payables and meet its ongoing trade obligations.

These factors raise substantial doubt about Availent’s ability to continue as a going concern. Availent is attempting to increase revenues and reduce operating expenses in order to mitigate future losses and management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that Availent will be able to increase revenues, pay its payroll taxes or raise additional capital.

Availent does not have sufficient liquidity to fund its operations and working capital and capital expenditure requirements for the next 12 months. Availent will have to seek additional financing in order to satisfy its existing and ongoing liquidity needs within the next three months. In addition, there can be no assurance that changes in the operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, or other events will not cause Availent to seek additional financing sooner than anticipated, prevent Availent from achieving its goals, or force additional office and limited partnership closings. There can be no assurance that any additional financing will be available on terms acceptable to Availent or at all.

SUBSEQUENT EVENTS

We have closed, or intend to close within the next three months, at least ten of the 17 offices and limited partnerships that existed as of January 31, 2003, including the following offices and limited partnerships:

OFFICE NAME AND LOCATION	MONTH ESTABLISHED	LOAN VOLUME FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 (IN DOLLARS) (IN MILLIONS)

Availent Mortgage - Tyler Tyler, Texas	February 2001	0.4

Availent - MINA, Ltd. Shreveport, Louisiana	March 2001	0.5

Availent - Realty Executives of Ft. Bend, Ltd. Sugarland, Texas	June 2001	0.1

Availent - Ameristar, Ltd. Houston, Texas	August 2001	1.1

Availent - Westmark, Ltd. Lubbock, Texas	March 2002	1.1

Availent - H.I. Holdings, Ltd. Hattiesburg, Mississippi	April 2002	0.1

Availent - Platinum, Ltd. Irvine, California	July 2002	9.7

Availent - Metro, Ltd. Arlington, Texas	September 2002	0.0

Availent - Metro, Ltd. Mansfield, Texas	September 2002	0.2

ITEM 7.           FINANCIAL STATEMENTS

AVAILENT FINANCIAL, INC. AND

SUBSIDIARIES

(FORMERLY SEACREST INDUSTRIES CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY SEACREST INDUSTRIES CORPORATION)

INDEX

DECEMBER 31, 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders:

Availent Financial, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Availent Financial, Inc. (formerly SeaCrest Industries Corporation) and Subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of income and comprehensive loss, stockholders’ deficiency, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring consolidated losses from operations, has a shortage of cash flow which has precluded it from filing and paying required payroll tax returns, and is in violation of certain covenants related to the warehouse lending line of credit. Additionally, the Company has not maintained its net worth requirements in order to maintain its Federal Housing Authority Mortgage lending certification. These conditions raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended December 31, 2001 were audited by another independent auditor whose report dated March 6, 2002 expressed an unqualified opinion on those statements, which was subsequently restated as of February 12, 2003.

MASSELLA ROUMBOS LLP

JERICHO, N.Y.

MARCH 1, 2003, except for Note 23, as to which the date is April 14, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Availent Financial, Inc.

Dallas, Texas

We have audited the accompanying consolidated statements of operations and comprehensive loss and cash flows of Availent Financial, Inc. and Subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations and comprehensive loss and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations and comprehensive loss and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations and comprehensive loss and cash flows. We believe that our audit of the consolidated statements of operations and comprehensive loss and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations and comprehensive loss and cash flows referred to above present fairly, in all material respects, the results of the operations and the cash flows of Availent Financial, Inc. and Subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

GAINER, DONNELLY & DESROCHES, L.C.
Houston, Texas
March 6, 2002
(restated as of February 12, 2003)

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY SEACREST INDUSTRIES CORPORATION)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$187,490
Restricted cash	6,856
Mortgage loans held for sale, net	1,499,476
Other receivables	17,946
Prepaid expenses	46,217
Advances to employees	11,341

Total current assets	1,769,326

Property and equipment, net	134,291

Intangible assets, net	63,746
Deferred financing costs, net	37,354
Security deposits	2,757

Total assets	$2,007,474

The accompanying notes and independent auditor’s report should be read in conjunction with the consolidated financial statements

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Warehouse line of credit payable	$1,465,295
Notes payable - bank	50,000
Mortgage escrow payable	6,856
Current portion of capital lease obligation	8,009
Accounts payable	289,372
Accrued expenses	465,555
Payroll taxes payable	266,816
Due to officers	22,784
Notes payable - officers	249,000
Notes payable - stockholders	2,271,000
Notes payable	48,000

Total current liabilities	5,142,687

Long term portion of capital lease obligations	5,913

Total liabilities	5,148,600

Commitments and contingencies

Minority interest	78,634

Stockholders’ deficiency:
Preferred stock, $0.01 par value; 10,000,000 shares authorized	—
Common stock, $0.01 par value; 100,000,000 authorized, 9,096,568 issued and outstanding	90,966
Additional paid-in capital	4,006,321

Deferred compensation	(692,245)
Deferred consulting services	(2,725,868)
Accumulated deficit	(3,897,720)
(3,218,546)
Less: common stock held in treasury, at cost, 121 shares	1,214

Total stockholders’ deficiency	(3,219,760)

Total liabilities and stockholders’ deficiency	$2,007,474

The accompanying notes and independent auditor’s report should be read in conjunction with the consolidated financial statements

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY SEACREST INDUSTRIES CORPORATION)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenue

Gain on sales of mortgages, brokerage income and loan origination fees, net	$801,827	$134,273

Total revenues	801,827	134,273

Operating expenses:
Salaries and related expenses	1,285,917	486,991
Commissions	376,257	—
Other operating expenses	1,216,857	393,209
Warehouse interest	45,188	—
Occupancy and other office expenses	121,986	28,237
Total operating expenses	3,046,205	908,437

Loss before minority interest and other income (expense)	(2,244,378)	(774,164)

Minority interests	18,512	686

Loss before other income (expense)	(2,225,866)	(773,478)

Other income (expense):
Interest expense - other	(774,225)	(100,641)
Financing costs	(41,905)	—
Gain on sale of property	705	—
Interest income - other	1,356	16,334
Total other income (expense)	(814,069)	(84,307)

Net loss from operations	(3,039,935)	(857,785)

Other comprehensive loss:
Net unrealized (loss) gain on securities	(285,983)	285,983

Comprehensive loss	$(3,325,918)	$(571,802)

Basic loss per common share	$(0.46)	$(0.22)

The accompanying notes and independent auditor’s report should be read in conjunction with the consolidated financial statements

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY SEACREST INDUSTRIES CORPORATION)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEAR ENDED DECEMBER 31, 2002

	Date	Common Stock, $0.01 Par Value		Preferred Stock, $0.01 Par Value		Amount Paid In Capital
		Number of Shares	Amount	Number of Shares	Amount
Balance - beginning of year		12,484,689	$124,847	$—	$—	$—

Merger recapitalization	Dec-02	—	—	—	—	(124,847)

Reverse stock split - one for two	Dec-02	(6,242,345)	(62,423)	—	—	62,423

Issuance of common stock in connection with merger of Availent	Dec-02	54,000,000	540,000	—	—	(1,398,861)

Contribution of Availent-TX common stock	Dec-02	(721,090)	(7,211)	—	—	7,211

Recapitalization of SeaCrest in connection with reverse acquisition of Availent-TX (See Note 14 for pre-merger transactions)	Dec-02	721,090	7,211	—	—	1,563,850

SeaCrest common stock held by Availent-TX - 121 shares	Dec-02	—	—	—	—	—

Conversion of debt for common stock	Dec-02	7,490	75	—	—	925

Issuance of shares for consulting services	Dec-02	28,349,340	283,493	—	—	2,520,257

Amortization of deferred services	Dec-02	—	—	—	—	—

Issuance of common stock for debt financing	Dec-02	2,360,000	23,600	—	—	209,804

Return of marketable securities in consideration for note payable	Dec-02	—	—	—	—	—

Officer’s contribution through forgiven debt	Dec-02	—	—	—	—	346,290

Reverse stock split - one for ten	Dec-02	(81,863,256)	(818,633)	—	—	818,633

Issuance of common stock for debt	Dec-02	650	7	—	—	636

Net loss		—	—	—	—	—

		9,096,568	$90,966	$—	$—	4,006,321

	Deferred Services	Deferred Compensation	Deferred Merger Costs	Accumulated Comprehensive Income	Treasury Stock
Balance - beginning of year	$—	$—	$—	$—	$—

Merger recapitalization	—	—	—	—	—

Reverse stock split - one for two	—	—	—	—	—

Issuance of common stock in connection with merger of Availent	—	—	858,861	—	—

Contribution of Availent-TX common stock	—	—	—	—	—

Recapitalization of SeaCrest in connection with reverse acquisition of Availent-TX (See Note 14 for pre-merger transactions)	—	(692,245)	(858,861)	285,983	—

SeaCrest common stock held by
Availent-TX - 121 shares	—	—	—	—	(1,214)

Conversion of debt for common stock	—	—	—	—	—

Issuance of shares for consulting services	(2,803,750)	—	—	—	—

Amortization of deferred services	77,882	—	—	—	—

Issuance of common stock for debt financing	—	—	—	—	—

Return of marketable securities in consideration for note payable	—	—	—	(285,983)	—

Officer’s contribution through forgiven debt	—	—	—	—	—

Reverse stock split - one for ten	—	—	—	—	—

Issuance of common stock for debt	—	—	—	—	—

Net loss	—	—	—	—	—

	$(2,725,868)	$(692,245)	$—	$—	$(1,214)

	Accumulated Deficit	Total
Balance - beginning of year	$(124,847)	$—

Merger recapitalization	124,847	—

Reverse stock split - one for two	—	—

Issuance of common stock in connection with merger of Availent	—	—

Contribution of Availent-TX common stock	—	—

Recapitalization of SeaCrest in connection with reverse acquisition of Availent-TX (See Note 14 for pre-merger transactions)	(857,785)	(551,847)

SeaCrest common stock held by Availent-TX - 121 shares	—	(1,214)

Conversion of debt for common stock	—	1,000

Issuance of shares for consulting services	—	—

Amortization of deferred services	—	77,882

Issuance of common stock for debt financing	—	233,404

Return of marketable securities in consideration for note payable	—	(285,983)

Officer’s contribution through forgiven debt	—	346,290

Reverse stock split - one for ten	—	—

Issuance of common stock for debt	—	643

Net loss	(3,039,935)	(3,039,935)
	$(3,897,720)	$(3,219,760)

The accompanying notes and independent auditor’s report should be read in conjunction with the consolidated financial statements

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY SEACREST INDUSTRIES CORPORATION)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,039,935)	$(857,785)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of financing cost for stock issuance	32,016	41,819
Depreciation and amortization	43,334	9,026
Non-cash interest expense and other	—	7,936
Minority interest in loss of limited partnerships	(18,512)	(686)
Gain on disposal of property	(705)	—
Treasury stock distributed for financing costs	9,889	—
Treasury stock distributed for interest costs	26,749	—
Issuance of common stock for debt	643	—
Issuance of common stock for services	17,500	—
Amortization of deferred service costs	77,882	—
Issuance of common stock for interest expense	233,404	—
Contribution of capital from officers through forgiveness of interest	8,196	—
Officers' contribution of debt for salaries	338,094	—
Changes in operating assets and liabilities
Increase in restricted cash	(6,856)	—
Increase in mortgage loans held for sale	(1,499,476)	—
Increase in other receivables	(17,946)	—
Increase in prepaid expenses	(46,217)	—
Increase in advances to employees	(11,341)	—
Increase in security deposits	(357)	(2,400)
Increase in warehouse line of credit	1,465,295	—
Increase in mortgage escrow payable	6,856	—
Increase in accounts payable	259,024	30,348
Increase in accrued expenses	394,109	71,444
(Decrease) Increase in due to officers - net	(67,724)	67,724
Increase in payroll taxes payable	266,826	—
Increase in due to related parties	22,784	—

NET CASH USED IN OPERATING ACTIVITIES	(1,506,468)	(632,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(107,553)	(18,869)
Purchase of intangible asset	(10,550)	—

NET CASH USED IN INVESTING ACTIVITIES	(118,103)	(18,869)

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	$(1,624,571)	$(651,443)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	48,000	50,000
Proceeds from notes payable - officers	153,300	379,690
Payments on notes payable - officers	(33,990)	—
Proceeds from notes payable - stockholders	1,732,000	210,000
Payments on capital lease obligations	(6,327)	(2,659)
Contributed capital from limited partnerships - minority interest	98,290	4,000
Capital distribution to limited partner	(4,458)	—
Sale of common stock	22,000	15,000
Receipt of subscription receivable	15,000	—
Purchase of treasury shares	(49,726)	—
Deferred merger costs	(166,616)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,807,473	656,031

NET INCREASE IN CASH AND CASH EQUIVALENTS	182,902	4,588

Cash and cash equivalents, beginning of year	4,588	—

Cash and cash equivalents, end of year	$187,490	$4,588

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

Cash paid during the year for:

Interest	$187,696	$8,905
Income taxes	$—	$—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of marketable securities in exchange for a note payable to a stockholder	$—	$373,978

Contribution of furniture and fixtures and computer software by founders for stock	$—	$18,450

Issuance of common stock in consideration for notes payable	$25,318	$3,300

Stock issued for intangible and other assets	$—	$182,571

Equipment acquired under capital lease obligation	$10,218	$12,690

Issuance of common stock for services	$2,803,750	$—

Issuance of common stock for redemption of preferred stock	$120,000	$—

Issuance of notes payable in exchange for redemption of preferred stock	$80,000	$—

Contribution of capital from forgiven debt from officers	$346,290	$—

Issuance of common stock for debt financing costs	$233,404	$—

Issuance of common stock for conversion of debt	$1,000	$—

The accompanying notes and independent auditor’s report should be read in conjunction with the consolidated financial statements

AVAILENT FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY SEACREST INDUSTRIES CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

Availent Financial, Inc. (Formerly SeaCrest Industries Corporation)

Availent Financial, Inc. (“Availent-DE”) was incorporated in the state of Delaware on November 17, 1959 under the name of SeaCrest Industries Corporation (“SeaCrest”) with authorized common stock of 12,500,000 shares having a par value of $0.01. SeaCrest had not transacted business since February 1984 and since that time, has sought to acquire acquisitions through the issuance of common stock such that SeaCrest would have operations. On December 4, 2002 SeaCrest changed its name to Availent Financial, Inc. and its year end from September 30 to December 31 as a result of the merger described below,

Availent Financial, Inc.

Availent Financial, Inc. (collectively with its subsidiaries, (“Availent-TX”)) was incorporated in the state of Texas in December 2000. Availent-TX is a holding company that wholly owns the following subsidiaries: Availent Mortgage, Inc. and Subsidiaries (“Mortgage”), Availent Leasing, Inc. (“Leasing”) and Availent Management, Inc. (“Management”).

Merger

Pursuant to an agreement and plan of merger dated March 1, 2002, between Availent-TX and Availent-DE, which became effective December 4, 2002, Availent-DE acquired all of the issued and outstanding common stock of Availent-TX in exchange for 54,000,000 shares of Availent-DE’s common stock, which represents 90% of the outstanding shares of Availent-DE’s common stock after the issuance. Concurrent with the above acquisition, Availent-TX was merged into Availent-DE, with Availent-DE as the surviving corporation. Availent-DE and all of its subsidiaries are collectively referred to as the “Company”.

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

Availent Mortgage, Inc.

Mortgage was incorporated in the state of Texas in December 2000 but had no activity until February 2001. The Company is certified as an FHA, Title II Nonsupervised Mortgager by the Department of Housing and Urban Development (“HUD”) and it originates single-family residential mortgage loans in Texas and the Southwestern United States. The Company primarily originates conforming conventional loans, and sells those loans to investors, servicing released. The origination of HUD loans is considered a major program.

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

The arrangement between Mortgage and the partnerships follow the provisions of the Real Estate Settlement Procedures Act of 1974 (“RESPA”), which prohibits the payment, or receipt of fees for the referral of settlement service business. The arrangement does not violate the RESPA provisions due to the fact that the total compensation received by the partnership and any related payments to the general or limited partners are reasonably related to the value of the services actually performed or received by the joint venture of Mortgage and the partnerships. Additionally, any payments for office space are reasonably related to the value of the office space.

Availent Leasing, Inc.

Leasing was incorporated in the state of Texas in February 2001. Leasing purchases and, subsequently, leases computer and related equipment to affiliated entities.

Availent Management, Inc.

Management was incorporated in the state of Texas in April 2002. Management provides certain managerial services to affiliated entities.

Stock split

In January 2003, the Board of Directors resolved to reverse split (the “Reverse Split”) their issued and outstanding common stock, par value $0.01 per share, on a one for ten basis. All share and per share amounts have been adjusted to reflect the reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)                                                Principals of consolidation

The financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transaction have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

b)                                               Cash and cash equivalents

The Company maintains cash balances in several banks. Accounts at each of these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity dates of three months or less to be cash equivalents.

c)                                                Mortgage loans held for sale

Mortgage loans held for sale (net of the unearned discounts) are carried at the lower of cost or market on an aggregate basis (unrealized losses are offset by unrealized gains). All mortgages are collateralized by residential property. Market value is determined by purchase commitments from investors and prevailing market prices. The cost basis of a mortgage loan held for sale is its outstanding principal balance decreased by origination and discount fees collected and increased by direct origination costs as determined under Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Fees and costs incurred net of discounts collected are deferred until the related loans are sold.

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

e)                                                Marketable securities

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” with the Company’s securities classified as available-for-sale. Available-for-sale securities are recorded at fair value with the change in fair value during the year included as unrealized gains and losses as a component of other comprehensive income. Realized gains and losses are determined by specific identification and are changed or credited to earnings.

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

At December 31, 2002, property and equipment, net of $79,638 for Mortgage, not including its subsidiaries have been pledged against a note payable (see Note 8).

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

Brokerage fee income is recognized upon an applicant’s acceptance of a written commitment obtained by the Company from an investor. Under SFAS 65, “Accounting for Certain Mortgage Banking Activities,” the Company has performed all significant services under its “brokerage obligation” and can recognize these fees.

j)                                                   Income taxes

The company accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences. Accordingly, deferred tax assets and liabilities are determined based on the differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

k)                                                Loss per common share

Loss per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

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

n)                                               Fair value disclosure as of December 31, 2002

The carrying value of cash, mortgage loans held for sale, points and premiums receivable, mortgage payable, notes payable, accounts payable, and accrued expenses, are a reasonable estimate of their fair value.

o)                                               The Company utilizes one warehouse line of credit with a financial institution to fund mortgage loans. The line provides up to $5,000,000 in funds, which is secured by mortgage loans held for sale. If the financial institution were to discontinue the line of credit, the loss of available funding would be detrimental to the Company’s operations. The Company believes that one line of credit is sufficient for their operations currently and is currently negotiating with different institutions for additional warehouse lines with increased funding limits.

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

To maintain its FHA lending certification, Mortgage is subject to certain net worth requirements for HUD. At December 31, 2002, Mortgage’s adjusted net worth for HUD requirement purposes amounted to a deficit of $280,535. HUD requires an adjusted net worth of $250,000; therefore Mortgage’s adjusted net worth was below the HUD requirement by $530,535. In addition, at the present time, Mortgage is not in compliance with its annual reporting requirements with HUD. This net worth deficiency and non-reporting compliance could be detrimental to the operations and financial position of the Company if Mortgage were to lose its FHA certification.

The Company is aggressively attempting to increase revenues in order to mitigate future losses. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that it will be able to increase revenues, pay its payroll taxes or to raise additional capital.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The property and equipment consists of the following:

Office and computer equipment	$101,910
Office furniture	31,188
Leasehold improvements	23,437
Computer software	10,816
167,351
Less: accumulated depreciation	(33,060)
$134,291

At December 31, 2002, assets acquired under capital leases include computer equipment amounting to $22,908, net of accumulated depreciation of $6,017. Total depreciation expense for the year ended December 31, 2002 and 2001 were $25,131 and $7,927, respectively.

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

The line is collateralized by a security interest in and to all of Mortgage’s right, title and interest in each mortgage loan pledged to the Company, each purchase commitment in existence and the proceeds of the foregoing. The line of credit is subject termination at the discretion of the lender. The line requires certain escrow funds being held, insurance requirements and financial covenants. At December 31, 2002, the Company is in violation of the minimum corporate tangible net worth and maximum leverage financial covenants, as defined by the warehouse agreement. The agreement also considers delinquent tax filings to governmental authorities as a violation of the agreement. At December 31, 2002 the Company had violated this stipulation of the agreement through delinquent payroll tax deposits and filings.

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

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

In December 2002, the Company acquired computer equipment under the provisions of capital leases. Under the leases, the cost of the equipment has been capitalized and is subject to the Company’s depreciation policies. The obligations are due in varying monthly installments of principal and interest.

At December 31, 2002, the aggregate future minimum lease payments due, pursuant to the above capital lease obligations are as follows:

2003	$9,359
2004	4,954
2005	1,430
Total minimum lease payments	15,743

Less: amount representing interest	(1,821)

Net present value of capital lease obligations	13,922

Less: current portion	(8,009)

Long-term portion	$5,913

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

In November 2002, the Company executed promissory notes aggregating $22,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in March 2003. In addition, the shareholders are to receive 275 post-split shares of the Company’s common stock as additional consideration. These shares are to be issued at the time of the Company’s filing of a Form SB-2 with the SEC. In March 2003, the shareholders extended the terms and maturity date of the notes to June 2003. The notes have accrued interest of $497, which is included in accrued expenses on the accompanying consolidated balance sheet.

In December 2002, the Company executed promissory notes aggregating $20,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in April 2003. In April 2003, the shareholders extended the terms and maturity date of the notes. In addition, the shareholders are to receive 250 post-split shares of the Company’s common stock as additional consideration. These shares are to be issued at the time of the Company’s filing of a Form SB-2 with the SEC. The notes are currently due in June 2003. The notes have accrued interest of $152, which is included in accrued expenses on the accompanying consolidated balance sheet.

The Company executed four promissory notes aggregating $34,000 to an individual shareholder as follows: $14,000 originating in February 2002, $10,000 originating in March 2002, $3,000 and $7,000 originating in November 2002. In addition, the shareholder is to receive 125 post-split shares of the Company’s common stock as additional consideration. These shares are to be issued at the time of the Company’s filing of a Form SB-2 with the SEC. The notes bear interest at a rate of 15% per annum and due and payable in the first quarter of fiscal 2003. The shareholder has extended the terms and maturity dates of the notes to June 2003. The notes have accrued interest of $3,146 included in accrued expenses on the accompanying consolidated balance sheet.

The Company executed two promissory notes to an individual shareholder aggregating $150,000. The $100,000 note originated November 2001 and bore interest at a rate of 18% per annum through August 2002 and 12% per annum thereafter, and the $50,000 note originated April 2002 and bears interest at 15% per annum. The notes were due during the last quarter of fiscal 2002 and have been extended to June 2003. For the extension, the note holder received 1,525 post-split shares of the Company’s common stock, which was held by Availent-TX. The notes have accrued interest of $17,764, which is included in accrued expenses on the accompanying consolidated balance sheet.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has entered into a non-cancelable operating lease for office space. The lease is subject to escalation for the Company’s proportionate share of increases in real estate taxes and certain other operating expenses.

The approximate future minimum rentals under the non-cancelable operating lease in effect on December 31, 2002 is as follows:

2003	$54,344
2004	6,793
$61,137

Total rent expense under the operating lease for the year ended December 31, 2002 and 2001 was $42,369 and $25,008, respectively.

The Company is obligated to the limited liability partnerships for rent payments for office space in varying amounts for each officer. The approximate future minimum payments for rent under the service agreements with each partnership in effect on December 31, 2002 are as follows:

2003	$100,680
2004	100,680
2005	100,680
2006	100,680
2007	100,680
$503,400

Total rent expense related to the above agreements for the year ending December 31, 2002 and 2001 was $52,987 and $8,729, respectively. The agreements are for a term of ten years each.

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

Litigation

On April 2, 2003, the Company received a demand letter from legal counsel to Ball seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and Ball prior to the merger (see note 15 pre-merger section). The Company disputes Ball’s claims regarding the oral agreement and believes that Ball has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of Ball. The Company intends to vigorously defend against and contest the claims of Ball and pursue any potential counterclaims that may be available to the Company. The Company has previously offered to settle the dispute with Ball, but may withdraw the offer at any time without prior notice. In addition, the Company reserves the right to seek recovery against Ball if The Company discovers, during the course of its investigations with respect to the claims of Ball and the dispute with Ball, that Ball has in any way damaged the Company.

The Company has also received a demand from legal counsel to a former employee whom is seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and the former employee prior to the merger (see note 15 pre-merger section). The Company disputes the former employee’s claims regarding the oral agreement and believes that the former employee has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, the former employee. The Company intends to vigorously defend against and contest the claims of the former employee and pursue any potential counterclaims that may be available to the Company. The Company has previously offered to settle the dispute with the former employee, but may withdraw the offer at any time without prior notice. In addition, the Company reserves the right to seek recovery against the former employee if the Company discovers, during the course of its investigations with respect to the claims of the former employee and the dispute with the former employee, that the former employee has in any way damaged the Company.

The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

NOTE 14 - MINORITY INTERESTS

The Company’s minority interest on the consolidated balance sheet includes the minority interest in seventeen limited liability partnerships, which Mortgage has a controlling interest in. These partnerships originate mortgages, which are processed by Mortgage. These partnerships predominantly operate in the Southwestern United States.

The assets of each partnership remain on the Company’s consolidated balance sheet and are managed by the Company. All of the partnerships, which the Company has an agreement with, are majority owned and are for a term of 10 years. Profits and losses are allocated pro rata, based on the partner respective percentage partnership interest. However, after the allocation of pro rata losses a limited partners capital balance cannot have a negative balance. If the limited partner has no remaining capital balance, all losses are allocated to the general partner, which is the Company. For the year ended December 31, 2002 net operating losses for the seventeen limited liability partnerships totaled $183,052 of which the limited partners were allocated $18,512, which has been classified as minority interest on the statement of operations. At December 31, 2002, assets of $33,624 and liabilities of $3,206 for the seventeen limited liability partnerships are included on the balance sheet along with the minority interest balance is $78,634.

NOTE 15 - STOCKHOLDERS’ DEFICIENCY

Acquisition of Subsidiary

Pursuant to the agreement and plan of merger dated December 4, 2002, Availent-DE issued 54,000,000 shares of its common stock to enable Availent-TX to acquire and merge with Availent-DE. Upon the merger of Availent-TX and Availent-DE, the Company executed a one for two reverse stock split of the common stock, $0.01 par value, of the Availent-DE shares (“old common stock”). The shares were reclassified and combined into one share of common stock of the merged company (“new common stock”).

Preferred Stock

On December 4, 2002, the Board of Directors of the Company adopted and created a series of preferred stock (“Preferred Stock”) with a par value of $0.01. The total number of shares of Preferred Stock authorized by the Company is 10,000,000 shares. Shares of Preferred Stock may be issued from time to time in one or more series.

Issuance of Common Stock for Consulting Services

On December 5, 2002, the Company entered into two consulting agreements, with two consulting companies, for investor relations’ services for a three-year period. In exchange for the services to be rendered, each consultant received 8% of the total issued and outstanding common stock of the Company. Pursuant to the agreements, the consultants are also entitled to a finders fee of 5% of the gross proceeds received by the Company in connection with capital raised by the Company through sources introduced to the Company by the consultant, a finders fee of 2.5% of the gross proceeds received by the Company in connection with capital raised by the Company through its own sources and a finders fee equal to 5% of the gross consideration paid or received by the Company in connection with merger and acquisition transactions consummated with parties introduced to the Company by the consultant payable in cash or in stock.

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

On December 5, 2002, the Company entered into additional consulting agreements, with two consulting companies, for investor relations’ services for a three-year period. In exchange for the services to be rendered, each consultant received 8% of the total issued and outstanding common stock of the Company.

At December 31, 2002, the Company had issued an aggregate of 1,417,467 post-split shares to these consultants (708,733 shares each) valued at $1,401,876. Accordingly, for the year ended December 31, 2002, the Company has recognized $38,941 of consulting expenses related to these agreements, and has deferred $1,362,935 of consulting services, which is reflected as a reduction to stockholders’ equity.

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

Issuance of Common Stock in consideration for Debt Financing

On February 26, 2002, Availent-TX entered in to a loan agreement with an investment management company (the “Lender”) and executed a promissory note, bearing interest at 14% per annum, wherein Availent-TX received $500,000 from the Lender for working capital purposes. The note was to mature on December 31, 2002. In consideration for the loan the lender received, a commitment fee of $7,500, reimbursement of related legal fees and 25,000 post-split shares of the Company’s common stock held by Availent-TX, valued at $24,739 which has been recorded as interest expense for the year ended December 31, 2002, as well as a commitment to provide warrants to purchase shares of the Company’s common stock. The shares of Company common stock issued by Availent- TX were obtained in the Ball transaction as described below. The spouse of one of the founding shareholders of Availent-TX has personally guaranteed this loan and pledged an annuity contract as collateral to the Lender. As consideration for this guarantee the spouse was compensated by the Company (see Note 17).

On October 15, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 18% and maturing on December 31, 2002, in the amount of $75,000 as received from the Lender. In consideration for the loan the Lender received, a commitment fee of $3,750, reimbursement of related legal fees and a commitment to provide warrants to purchase shares of the Company’s common stock.

On November 12, 2002, Availent-TX entered into a loan agreement with the Lender and executed a promissory note, bearing interest at 15% and maturing on December 31, 2002, in the amount of $280,000 as received from the Lender. In consideration for the loan the Lender received a commitment fee of $14,000, reimbursement of related legal and travel fees and warrants to purchase shares of the Company’s common stock. The founding shareholders of Availent-TX have personally guaranteed this loan and pledged all of their shares as collateral to the Lender.

On December 27, 2002, the Company and the Lender entered into an Agreement that the Lender will increase the November 12, 2002 loan by an additional $500,000, change the interest rate to 13.08% and agree to extend the maturity date of the loan from December 31, 2002 to April 30, 2003. In addition, the Lender also agreed to extend the maturity date of the loans on February 26, 2002 and October 15, 2002 from December 31, 2002 to April 30, 2003. Included in the agreement, the Lender provided the Company with an option if the Company chooses to prepay the interest for each of the loans listed above which aggregate $1,355,000 by January 31, 2003, the Lender will extend the loan from April 30, 2003 to June 30, 2003. In consideration for the provisions in this agreement the Lender received commitment and extension fees totaling $32,750, reimbursement of related legal and travel fees of $6,000 and 236,000 post-split shares of the Company’s common stock, valued at $233,404 which have been recorded as a interest expense for the year ended December 31, 2002 and a commitment to provide warrants to purchase shares of the Company’s common stock. In addition, one of the founding shareholders and his spouse have granted a second lien to the Lender on a real property located in New Mexico (“the New Mexico property”) as collateral for the new $780,000 note.

In February 2003 and April 2003, the Company and the Lender entered in to additional agreements as they relate to these loan agreements (see Note 23).

Stock split

In January 2003, the Board of Directors resolved to reverse split (the “Reverse Split”) their issued and outstanding common stock, par value $0.01 per share, on a one for ten basis. All share and per share amounts have been adjusted to reflect the reverse stock split.

Treasury stock

In the first quarter of 2001, Availent-TX purchased 1,005,000 (or 50,250 post stock splits) shares of the Company’s common stock from an individual (see Note 15 - Pre-merger) for $49,726. Prior to the merger with the Company, certain distributions of the stock occurred:

	Shares	Cost
Purchase	50,250	$49,726

Two officers in consideration for interest on notes payable	(500)	(495)

CEO’s spouse in consideration of collateral for note payable-financing cost	(10,000)	(9,896)

Partial consideration for conversion of Availent-TX preferred stock	(11,997)	(11,866)

Two individuals in consideration for notes payable	(26,525)	(26,255)

Balance at December 31, 2002	1,228	$1,214

Upon the merger, the remaining shares of common stock held by Availent-TX are considered Treasury Stock at December 31, 2002.

2003 Equity Incentive Plan

The shareholders approved the 2003 Equity Incentive Plan (“Incentive Plan”) in February 2003. The Incentive Plan is effective January 1, 2003. Officers, key employees and non-employees, who in the judgment of the Company render significant service to the Company, are eligible to participate.

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

On March 31, 2003, the Company granted options to two key officers of the Company to purchase shares of common stock pursuant to the Company’s Incentive Plan consisting of 5% of the total common shares issued and outstanding at December 31, 2002 for three years each. Options are earned as annual gross revenue targets are achieved.

Stock Warrants

The Company has issued various warrants to purchase shares of the Company's common stock to certain note holders in conjunction with certain financing arrangements. The exercise prices of the warrants are at prices equal to or greater than fair market value of the shares at the date of grant. The warrants issued total 659,227, which expire within 36 months from issuance and have exercise prices ranging from $1.00 to $1.60 per share.

Pre-Merger Availent-TX Stockholder’s Equity

In February 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 200,000 shares designated as the Series A Preferred Stock (“Preferred Stock”) with a par value of $1.00. All of the Preferred Stock was issued to two officers/stockholders in consideration for certain fixed assets, intangible assets, expenses, and deferred financing commitment costs. The holders of such shares were not entitled to receive any dividends.

In February 2002, all of the Preferred Shares were redeemed in consideration for two notes payable aggregating $80,000, and the distribution of common shares of the Company held for investment by Availent-TX aggregating a value of $11,866. The remaining value of $108,134 has been credited to additional paid-in capital.

In February 2002, the Company issued 2,000 shares of Availent-TX’s common stock, which has been valued at $17,500 for $5,000 of accrued rent and $12,500 of legal services and has been expensed in the statement of operations at December 31, 2002.

In March 2002, Availent-TX entered into a restricted stock agreement with an employee, whom has an employment agreement to perform services related to the operations of Mortgage. The employment agreement is over a period of five years with an annual salary of $72,000. In addition, the employee will receive 240,000 shares of Availent-TX common stock, which will vest at a rate of 60,000 shares per year. No shares were vested at December 31, 2002. In accordance with the restricted stock award agreement, the 93,475 shares of Availent-TX common stock were issued and held in escrow and have a value of $692,245. The services to be performed by the employee related to the restricted stock agreement have been accounted for in deferred compensation costs, totaling $692,245, and have been converted into 700,000 shares of the Company’s common stock as a component of stockholder’s deficiency in the accompanying consolidated balance sheet. The Company dismissed the former employee in March 2003 and the Company and former employee are currently in litigation (see Note 13).

During March 2002, Availent-TX sold 2,200 shares of their common stock, par value $0.01 per share, for cash to three individuals. The total cash received aggregated $22,000.

In the last quarter of 2001, the Company executed an agreement with a related party of Seacrest (“Ball”) relating to the pending merger with Seacrest as described in Note 1. The agreement called for Availent-TX purchasing 1,005,000 (post stock-split’s 50,250) common shares of Seacrest from Ball for $49,726 in cash, for Ball to perform certain services for $116,616 in cash and 93,475 shares of Availent-TX common stock valued at $692,245 and for Availent-TX to purchase marketable securities (See Note 4) in exchange for a note payable of $373,978 and to prepay the related interest in cash which amounted to $33,658. In addition, Availent-TX reimbursed Ball for certain legal fees and expenses incurred in the amount of $50,000. The services were accounted for in deferred merger costs as a component of stockholders’ deficiency totaling $858,861. The Company closed the related merger on December 4, 2002. The Company and Ball are currently in litigation (see Note 13).

Changes in the components of stockholder’s deficiency of Availent-TX for the period from January 1, 2002 through December 4, 2002 (date of the merger), non-inclusive of net losses for the period, are summarized as follows:

	Total Stockholders’ Equity	Shares of Common Stock	Shares of Preferred Stock
Total stockholders deficiency at January 1, 2002, as restated	$(347,865)	529,940	200,000

Issuance of common stock for consulting services	17,500	2,000	—

Redemption of preferred stock	(91,866)	—	(200,000)

Receipt of cash for stock subscription	15,000	—	—

Sale of common stock for cash	22,000	2,200	—

Issuance of common stock related to deferred merger costs (“Ball”)	—	93,475	—

Additional cost of deferred merger	(166,616)	—	—

Deferred compensation related to restricted stock agreement	—	93,475	—

Totals at December 4, 2002	$(551,847)	721,090	—

NOTE 16 - PRIOR PERIOD ADJUSTMENT

The financial statements of Availent-TX issued for December 31, 2001 contained an error that has been recorded as a prior period adjustment in the consolidated statement of operations and comprehensive income. Beginning equity balances have been adjusted for the error.

During the year ended December 31, 2001, net losses from operations of the majority owned limited partnerships were allocated among the Company and the related minority interests pro rata, based on the entity’s respective percentage membership interest. However, in accordance with each partnership agreement, losses are allocated based on membership interest to the extent that the minority’s capital balance reaches a $0 balance, thereafter all losses are allocated to the general partner. The reallocation of losses in accordance with each individual partnership agreement aggregated a $33,775 reduction to the net loss from operations for the year ended December 31, 2001.

The adjusted beginning retained earnings balance based on the aforementioned adjustments is calculated as follows:

Retained earnings at December 31, 2001, as previously reported	$(824,010)

Adjustment for misallocation of losses in majority owned partnerships	(33,775)

Balance at December 31, 2001, as restated	$(857,785)

The restated net loss from operations for the year ended December 31, 2001 is $857,785. There have been no adjustments for the tax effect on these items at it is more likely than not that the Company will not realize the deferred tax benefit in the future.

NOTE 17 - (BENEFIT OF) PROVISION FOR INCOME TAXES

(Benefit of) provision for income taxes is comprised of the following for the years ended December 31, 2002 and 2001:

	2002	2001
Current:
Federal	$—	$—
State and local	—	—

Deferred:
Federal	—	—
State and local	—	—

Total income tax (benefit) expense	$—	$—

A reconciliation of the provision for income taxes on income per the  federal statutory rate to the reported income tax expense is as  follows for the years ended December 31, 2002 and 2001:

	2002	2001

Federal statutory rate applied to pretax loss	$—	$—
State and local income taxes, net of federal income tax benefit, applied to pretax loss	—	—
Permanent differences	—	—
Increase in valuation allowance	1,287,000	9,600
Current provision for state and local taxes	—	—
Increase in deferred tax assets	—	—
Increase Decrease in deferred tax liability	(1,287,000)	(9,600)
Total provision (benefit) for income taxes	$—	—

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

The tax effect of significant items comprising the Company’s net  non-current deferred tax asset and liability are as follows as of  December 31, 2002:

Net operating loss carryforwards	$1,300,000
Valuation allowance	(1,300,000)
Deferred non-current tax asset	$—

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

For the year ended December 31, 2002 and 2001, the Company has  expensed $375,288 and $300,808, respectively of officer’s salaries of  which $252,088 and $86,008 at December 31, 2002 and 2001, respectively  were unpaid. Interest on unpaid wages at December 31, 2002 aggregated approximately $25,530.

In April 2003, the officers entered into an agreement whereby all unpaid compensation amounts owed to them, inclusive of interest were forgiven (see Note 23). The December 31, 2002 financial statements have been adjusted to reflect the transaction, unpaid compensation, inclusive of accrued interest has been treated as a capital contribution from the officers. The agreement also canceled the previous employment contracts with the two key officers mentioned above, and provided for new employment agreements providing the officers with a 5 year term of employment and annual salaries of  $100,000 each, plus a quarterly bonus plan.

Loan guarantee of founder’s spouse of Availent-TX

On February 28, 2002, the spouse of one of the founding shareholders of Availent-TX and key officer of the Company, who personally  guaranteed a $500,000 note of the Company by pledging her annuity  contract as collateral to the lender (see Note 15). As consideration  Availent-TX agreed to pay: 1) 5% of the principal loan amount, which  was $25,000, 2) an additional 5% (or $25,000) of the principal if not  repaid within 180 days, 3) 3% of the outstanding balance of the loan  at the time the interest is paid to the lender or $1,250 per month, 4)  10,000 shares of the Company’s common stock held by Availent-TX,  valued at $9,889, to be distributed upon the receipt of the loan by  the Company. For the year ended December 31, 2002, the Company has  recorded a total of $72,396 of financing and interest costs related to  this guarantee. At December 31, 2002, all consideration related to  this guarantee has been made timely and the related loan being guaranteed is still outstanding.

NOTE 19 - EMPLOYEE SAVINGS PLAN

The Company provides a qualified employee savings plan (the Plan) for its employees. Participation in the Plan is open to all employees who have reached the age of 21 and may enter the program at the first day of the following quarter after completion of 15 days of service, as defined in the Plan. Employee contributions may, at the discretion of the board of directors, provide discretionary contributions based on a percentage of an employee’s compensation, as defined in the Plan. For the periods ended December 31, 2002 and 2001, the Company has not made any matching contributions

NOTE 20 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002:

Interest payable	$182,830
Professional fees	115,783
Financing costs	67,250
Payroll	53,813
Other	45,879
Total	$465,555

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

	2002	2001

Net loss	$(3,079,522)	$(857,785)

Weighted average shares outstanding for Basic EPS	6,651,065	3,883,121

Net effect of dilutive stock options and restricted stock awards	—	—

Weighted average shares outstanding for Diluted EPS	6,651,065	3,883,121

Net loss per basic and diluted share	$(.46)	$(.22)

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company’s financial position or results of operations. The impact of adopting the provisions related to debt extinguishment is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN 45, but does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 will not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

NOTE 23 - SUBSEQUENT EVENTS

Loan payable

On February 12, 2003 the Company entered into a loan agreement with an individual, whereby the individual will loan the Company $500,000, for working capital purposes, at a rate of 15% per annum. Principal amounts are due in August 2003 and interest is due and payable monthly. As additional consideration for the loan, the Company will give the individual 275,000 warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The warrants expire within 60 months of the execution of the note.

Stock transfer and consulting agreement

On March 31, 2003, two key founding officers entered into a stock transfer and consulting agreement with a consulting company, currently doing business with the Company (the “Consultant”) for additional financial and investment banking and consulting services. The term of the agreement is over a period of one year from the effective date of the agreement. As consideration for the future services by the Consultant, the officers transferred all of their common shares, 3,376,382 shares, valued at $3,337,242 to the Consultant.

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

The agreement also supercedes and terminates the previous employment agreements the officers had with the Company. The new agreement’s are for a term of five years beginning on the date of the agreement, with annual salaries of $100,000 each. A quarterly bonus plan for each of the two officers provides for a bonus of 5% of the net income before taxes (“NIBT”) of the Company, up to $85 million (“NIBT”) annually. Should the NIBT exceed $5 million per annum, the officers shall be paid an additional 2% of any NIBT in excess of $5 million.

Amendments to Debt Financing Agreements with Lender

In February 2003, the Company and the Lender entered in to an Agreement that the Lender will agree to provide the Company with an option if the Company chooses to prepay the interest for each of the loans aggregating $1,355,000 (as described in Note 15) by March 2, 2003, the Lender will extend the due dates from April 30, 2003 to June 30, 2003. Also, included was the Lender’s release of the collateral held relating to the November 12, 2002 agreement, which was the founding shareholders of Availent-TX pledged common shares of the Company. In consideration for the provisions in this agreement the Lender nullified all previous warrant agreements and was granted four warrants to purchase 100,000, 31,100, 360,000 and 100,000 or a total of 590,100 shares of the common stock of the Company for an exercise price of $1.00 per share at any time during a thirty six (36) month period commencing on the date shares of the Company are registered with the Securities and Exchange Commission for sale to the public. Additional provisions provide that if the Company receives funding of $5 million or more, including the proceeds from the sale of common stock following the registration of such stock with the SEC for sale in the public markets, the payment terms of the Lenders loans are accelerated.

In April 2003, the Company and the Lender entered into an additional Agreement (“Agreement”) regarding the notes aggregating $1,355,000 (as described in Note 15) of which $500,000 is guaranteed by the annuity contract of the spouse of the founding shareholder of Availent-TX. The agreement, gives the Lender the right to make demand for payment of the annuity for the amount of $500,000 against the outstanding notes, any balance of the proceeds of the annuity will be immediately repaid to the founding shareholder and spouse. In the event the proceeds of the annuity is insufficient to pay the $500,000 the Company and the Lender agree to extend the balance of the notes. With regards to the remaining notes of $855,000, the Company and the Lender agree to issue and place 1,700,000 shares of the Company’s common stock into an escrow account as shares to be held as collateral to secure repayment of the notes (“Escrow Agreement”). It is further agreed upon that with the transfer of the shares into the escrow account the Lender agrees to release the Company of all liabilities relating to the $855,000 remaining in notes and to convey the second lien covering the New Mexico property held as collateral to the escrow account. The personal guarantees of the founding shareholder and the spouse will not be terminated. The 1,700,000 shares held in escrow will be sold and the $855,000 will be repaid including any interest and other charges accrued and the balance remaining along with the second lien covering the New Mexico property will be transferred to the Company. In addition, the founding shareholder and the spouse agree to convey, subject to the outstanding balance of the first lien mortgage the title and ownership of the New Mexico property, however they do retain the right to repurchase the property. If the remaining notes of $855,000 are not repaid by September 30, 2003, the Escrow Agreement will terminate and all shares returned to the Company and the second lien returned to the Lender. In consideration for the transfer of the annuity to the Lender and the transfer of the New Mexico property to the Company, the Company will issue the founding shareholder and spouse 1,000,000 shares of the Company’s common stock. In addition, the Agreement requires the purchase of 600,000 shares of the Company’s common stock by the Lender for $300,000, the issuance of 60,000 common stock warrants which may be exercised at any time for a period of five years at a purchase price of $1.00 per share, the Company’s commitment to obtain additional investors to match the $300,000 common stock purchase by the Lender. If the Company is able to obtain financing in a form of a loan or equity in excess of $600,000 it is required to repurchase the Lender’s 600,000 shares of common stock at $.50 per share with 50% of the amount in excess of the $600,000 received by the Company.

Sale of Stock

On March 6, 2003, the Company sold 10,000 shares of common stock for $10,000 to an existing individual shareholder.

Issuance of Warrants

On February 21, 2003, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share plus $10,000 to an individual in exchange for consulting services. In addition, the consultant shall receive a 15% commission for selling rights to the South Florida area, the commissions will only be paid on total sales in excess of $1,000,000, and a 10% commission on the funding of the $8,000,000 banking opportunity for the Company. The consultant will also be awarded 750,000 shares of the Company’s common stock at the time of a Lehman Brothers capital equity funding that is acceptable to the Company.

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

NOTE 24 - PROFORMA FINANCIAL INFORMATION

The below unaudited Pro Forma Consolidated Balance Sheet is presented as if the reverse acquisition of Availent-TX and Subsidiaries (“Availent”), had occurred on January 1, 2002. The Pro Forma Consolidated Balance Sheet was derived from the Balance Sheet of the Company filed with the Company's Annual Report on Form 10-KSB as of and for the year ended September 30, 2002 and the Balance Sheet of Availent-TX as of December 31, 2002. In management’s opinion, all of the material adjustments necessary to reflect the effects of the reverse acquisition transaction have been made. The Pro Forma Consolidated Balance Sheet is not necessarily indicative of what the actual financial position would have been assuming such transactions had been completed as of December 31, 2002, nor does it purport to present the future financial position of the Company. The Company has not transacted business since February 1984, and Seacrest has had no operations. As such, Pro Forma Consolidated Results of Operations are not presented, since they would only be the historical operations of Availent-TX for the year ended December 31, 2002.

Unaudited Proforma Consolidated Balance Sheet at December 31, 2002

	SeaCrest Industries Corp.	Availent Financial, Inc.	Combined Historical	Proforma Adjustments	Consolidated Proforma

Assets
Total current assets	$—	$1,769,326	$1,769,326	$1,769,326	$—

Net property and equipment	—	134,291	134,291	—	134,291

Total other assets	—	103,857	103,857	—	103,857

Total assets	$—	$2,007,474	$2,007,474	$—	$2,007,474

Liabilities and stockholders deficiency

Total current liabilities	$—	$5,142,687	$5,142,687	—	$5,142,687

Total long-term liabilities	—	5,913	5,913	—	5,913
Total liabilities	—	5,148,600	5,148,600	—	5,148,600
Minority interest	—	78,634	78,634	—	78,634

Stockholders deficiency:
Common Stock, $0.01 par value; 12,500,000 historical shares and 100,000,000 Pro Forma shares authorized; 12,484,689 historical shares and 6,024,234 Pro Forma shares issued and outstanding	$124,847	90,966	215,813	(124,847)	90,966
Additional paid-in capital	—	4,006,321	4,006,321	—	4,006,321
Deferred compensation	—	(692,245)	(692,245)	—	(692,245)
Deferred consulting services	—	(2,725,868)	(2,725,868)	—	(2,725,868)
Accumulated deficit	(124,847)	(3,897,720)	(4,022,567)	124,847	(3,897,720)
Treasury stock	—	(1,214)	(1,214)	—	(1,214)

Total stockholders deficiency	—	(3,219,760)	(3,219,760)	—	(3,219,760)

Total liabilities and stockholders deficiency	$—	$2,007,474	$2,007,474	$—	$2,007,474

ITEM 8.               CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure called for by this Item 8 and paragraph (a) of Item 304 of Regulation S-B has been previously reported in the current report on Form 8-K of Availent dated and filed January 22, 2003 by Availent with the Commission.

PART III

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our current directors and executive officers are:

NAME AND POSITION(S) AND OFFICE(S) WITH AVAILENT	AGE	TERM OF OFFICE AS DIRECTOR EXPIRES	PERIOD(S) SERVED AS DIRECTOR

Patrick A. McGeeney Chairman of the Board, President, and Chief Executive Officer	53	2003	2002	(1)

Michael L. Banes Director of Availent and President of Availent Mortgage	35	2003	2002	(2)

Darren J. Cioffi Secretary, Treasurer, and Chief Financial Officer	37	N/A	N/A

(1)	Mr. McGeeney was appointed as a director by C.M. Ball, the former sole director of Availent, on May 10, 2002.

(2)	Mr. Banes was appointed as a director by C.M. Ball, the former sole director of Availent, on May 10, 2002.

(3)	Mr. Cioffi was elected as the Secretary, Treasurer, and Chief Financial Officer of Availent by the board of directors of Availent on April 15, 2003.

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

DARREN J. CIOFFI

Mr. Cioffi has over 15 years of diversified and interrelated experience in accounting and finance management in several industries. These include money management, corporate finance, financial analysis, financial public relations, and corporate restructuring and corporate financial advisory consulting services with companies such as Pannel, Kerr Forster (CPAs) and Comptech Resources (an IT BackOffice Consulting Firm). Currently the President of Cioffi Business Management Services, a consulting firm providing management expertise in corporate finance and structure, Mr. Cioffi graduated from L.I.U. C.W. Post University in 1989 with a B.S. in Accounting and Finance.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the “named executive officers” (as defined in Item 402(a)(2) of Regulation S-B) of Availent for each of Availent’s last three completed fiscal years.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION
					Awards		Payouts
Name Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Patrick A. McGeeney	2000	0	0	0	0	0	0	0
Chief Executive	2001	154,404	0	0	0	0	0	0
Officer	2002	187,644	0	0	0	0	0	0

Michael L. Banes	2000	0	0	0	0	0	0	0
Director and President	2001	154,404	0	0	0	0	0	0
of Availent Mortgage	2002	187,644	0	0	0	0	0	0

Woody Conradt	2000	0	0	0	0	0	0	0
Chief Financial	2001	0	0	0	0	0	0	0
Officer	2002	90,246.11	0	0	0	0	0	0

Robert Titus(1)	2000	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2002	17,121.17	0	0	0	0	0	0

Peg Pavleck(2)	2000	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2002	39,230.76	0	0	0	0	0	0

C.M. Ball(3)	2000	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

(1)	Mr. Titus was formerly employed by Availent as National Sales Manager from November 7, 2002 until March 31, 2003.

(2)	Ms. Pavleck was formerly employed by Availent as Director of Mortgage Operations from July 15, 2002 until January 31, 2003.

(3)	Mr. Ball was formerly employed by Availent as a director and President until May 2002.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL

ARRANGEMENTS

On March 31, 2003, Availent entered into employment agreements with each of Messrs. McGeeney and Banes. These agreements provide for 3 year employment terms, minimum base salaries (subject to conditions), formula bonuses, severance payments, non-competition, non-solicitation, and confidentiality provisions for each of Messrs. McGeeney and Banes.

ITEM 11.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of May 28, 2003, as to the name, address, and shares of each class of equity securities of Availent or any of its parents or subsidiaries other than directors’ qualifying shares, beneficially owned (as determined in accordance with Rule 13d-3 under the Exchange Act) by all directors, nominees, and “named executive officers” (as defined in Item 402(a)(2) of Regulation S-B) of Availent, directors and executive officers of Availent as a group, and any person who is known to us to be the beneficial owner of more than five percent (5%) of any class of Availent’s voting securities.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)(2)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS OWNED (%)

INDIVIDUAL DIRECTORS, NOMINEES, AND NAMED EXECUTIVE OFFICERS:

Patrick A. McGeeney	4,424,384	(3)	37.5

Michael L. Banes	2,156,201	(4)	19.1

C. M. Ball (5) 17846 Tacoma Circle Villa Park, CA 92681	725,250	(6)	6.6

Darren J. Cioffi (7)	0		0.0

Woody Conradt (8)	0		0.0

Peg Pavleck (9)	0		0.0

Robert Titus (10)	0		0.0

DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP:

7 persons	7,305,835	(3)(4)(6)	60.6

OTHER 5% BENEFICIAL OWNERS:

Michele K. McGeeney	4,424,384	(11)	37.5

Bergstrom Investment Management LLC	1,422,100	(12)	12.2

Meadow Holdings Corp. 59 Terapin Street Mastic, New York 11950	708,733	(13)	6.4

S.O.S. Resource Services 403 East Main Street Port Jefferson, New York 11777	708,733	(14)	6.4

Jerry L. Armstrong	700,000	(15)	6.3

Ted Dickerson	634,250		5.7

(1)	Unless otherwise indicated, the title of each class of securities included in this table is common stock, par value $0.01 per share.

(2)	Unless otherwise indicated, the address for each beneficial owner included in this table is c/o Availent Financial, Inc., 2720 Stemmons Freeway, South Tower, Suite 600, Dallas, Texas 75207.

(3)

Includes 1,684,951 shares owned and held by Mr. McGeeney and pledged by Mr. McGeeney to Bobby Lutz to secure indebtedness in the approximate aggregate amount of $350,000 owed by Availent to Mr. Lutz, 750,000 shares which may be purchased by Mr. McGeeney pursuant to options granted by Availent to Mr. McGeeney, and 1,374,433 shares beneficially owned by Michele K. McGeeney, the spouse of Mr. McGeeney, of which Mr. McGeeney disclaims beneficial ownership.

(4)

Includes 1,684,951 shares owned and held by Mr. Banes and pledged by Mr. Banes to Bobby Lutz to secure indebtedness in the approximate aggregate amount of $350,000 owed by Availent to Mr. Lutz and 250,000 shares which may be purchased by Mr. Banes pursuant to options granted by Availent to Mr. Banes.

(5)	Mr. Ball was formerly employed by Availent as a director and president of Availent until May 10, 2002.

(6)

Includes 25,250 shares owned and held by Mr. Ball and pledged by Mr. Ball to Bobby Lutz to secure indebtedness in the approximate aggregate amount of $350,000 owed by Availent to Mr. Lutz and 700,000 shares which Mr. Ball claims to own and which are subject to a dispute between Availent and Mr. Ball.  See Item 3 (Legal Proceedings) of this report.

(7)	Mr. Cioffi was elected by the board of directors of Availent as the Secretary, Treasurer, and Chief Financial Officer of Availent on April 15, 2003.

(8)	Mr. Conradt was formerly employed by Availent as the Secretary, Treasurer, and Chief Financial Officer of Availent until April 15, 2003.

(9)	Ms. Pavleck was formerly employed by Availent as Director of Mortgage Operations of Availent from July 15, 2002 until January 31, 2003.

(10)	Mr. Titus was formerly employed by Availent as National Sales Manager of Availent from November 7, 2002 until March 31, 2003.

(11)	Includes 3,049,951 shares beneficially owned by Patrick A. McGeeney, the spouse of Mrs. McGeeney, of which Mrs. McGeeney disclaims beneficial ownership.

(12)	Includes 591,100 shares which may be purchased by Bergstrom pursuant to warrants granted by Availent to Bergstrom.

(13)	Includes 708,733 shares owned and held by Meadow and pledged by Meadow to Bergstrom to secure indebtedness owed by Availent to Bergstrom.

(14)	Includes 708,733 shares owned and held by S.O.S. and pledged by S.O.S. to Bergstrom to secure indebtedness owed by Availent to Bergstrom.

(15)	Includes 700,000 shares which Mr. Armstrong claims to own and are which subject to a dispute between Availent and Mr. Armstrong. See Item 3 (Legal Proceedings) of this report.

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

3.1	Amended and Restated Certificate of Incorporation (filed herewith)

4.1	Master Mortgage Loan Purchase Agreement dated August 13, 2002 between Availent Mortgage, Inc. and WarehouseOne Acceptance Company, LLC (filed herewith)

4.2	Agreement Regarding Stock and Warrants dated December 27, 2002 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)

4.3

2003 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

4.4	Agreement Regarding Loans, Stocks and Warrants dated February 11, 2003 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)

4.5	Loan Agreement dated February 12, 2003 between Availent and Bobby Lutz (filed herewith)

4.6	Letter of Agreement dated February 21, 2003 between Availent and Raymond Molina (filed herewith)

4.7	Financial Services Agreement dated February 27, 2003 between Availent and Brockington Securities, Inc. (filed herewith)

4.8	Amendment to Loan Agreement dated March 21, 2003 between Availent and Bobby Lutz (filed herewith)

4.9

Agreement dated April 14, 2003 between Availent Financial, Inc., a Delaware corporation, Availent Mortgage, Inc., a Texas corporation, Patrick A. McGeeney, Michelle K. McGeeney, and Bergstrom Investment Management, L.L.C. (filed herewith)

10.1

Employment Agreement dated January 1, 2003 between Availent and Christopher Phillips (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.2	Non-Qualified Stock Option Agreement dated March 14, 2003 between Availent and Christopher Phillips (filed herewith)

10.3	Stock Transfer and Consulting Agreement dated March 31, 2003 between Patrick A. McGeeney and Consolidated American Energy Resources, Inc. (filed herewith)

10.4	Stock Transfer and Consulting Agreement dated March 31, 2003 between Michael L. Banes and Consolidated American Energy Resources, Inc. (filed herewith)

10.5

Employment Agreement dated March 31, 2003 between Availent and Patrick A. McGeeney (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.6

Employment Agreement dated March 31, 2003 between Availent and Michael L. Banes (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.7	Non-Qualified Stock Option Agreement dated April 14, 2003 between Availent and Patrick A. McGeeney (filed herewith)

10.8	Non-Qualified Stock Option Agreement dated April 14, 2003 between Availent and Michael L. Banes (filed herewith)

10.9

Employment Agreement dated April 21, 2003 between Availent and Jason T. Nichols (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.10	Non-Qualified Stock Option Agreement dated April 21, 2003 between Availent and Jason T. Nichols (filed herewith)

10.11

Agreement dated May 16, 2003 between Availent and Patrick A. McGeeney and Michele K. McGeeney (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.12

Agreement dated May 16, 2003 between Availent and Michael L. Banes and Michelle Banes (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.13	Non-Qualified Stock Option Agreement dated March 14, 2003 between Availent and Patrick A. McGeeney (filed herewith)

10.14	Non-Qualified Stock Option Agreement dated April 14, 2003 between Availent and Patrick A. McGeeney (filed herewith)

21.1	List of Subsidiaries (filed herewith)

99.1	Section 906 Certification of Chief Executive Officer (filed herewith)

99.2	Section 906 Certification of Chief Financial Officer (filed herewith)

ITEM 14.      CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation of Availent’s disclosure control and procedures as of a date within 90 days prior to filing this report, that these controls and procedures effectively ensure that information required to be disclosed by Availent in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms. There were no significant changes in Availent’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Availent Financial, Inc.

By:	/s/ Patrick A. McGeeney
Name:	Patrick A. McGeeney
Title:	Chief Executive Officer

Date:	May 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Darren J. Cioffi
Name:	Darren J. Cioffi
Title:	Chief Financial Officer

Date:	May 28, 2003

By:	/s/ Patrick A. McGeeney
Name:	Patrick A. McGeeney
Title:	Director

Date:	May 28, 2003

By:	/s/ Michael L. Banes
Name:	Michael L. Banes
Title:	Director

Date:	May 28, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Patrick A. McGeeney
Name:	Patrick A. McGeeney
Title:	Chief Executive Officer

Date:	May 28, 2003

I,  Darren J. Cioffi, certify that:

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Darren J. Cioffi
Name:	Darren J. Cioffi
Title:	Chief Financial Officer

Date:	May 28, 2003

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

2.1

Third Amended and Restated Agreement and Plan of Reorganization dated March 1, 2002 between Availent Financial, Inc., a Delaware corporation, and Availent Financial, Inc., a Texas corporation (incorporated by reference from the Definitive Information Statement on Schedule 14C dated and filed November 14, 2002 by Availent with the Commission)

3.1	Amended and Restated Certificate of Incorporation (filed herewith)

4.1	Master Mortgage Loan Purchase Agreement dated August 13, 2002 between Availent Mortgage, Inc. and WarehouseOne Acceptance Company, LLC (filed herewith)

4.2	Agreement Regarding Stock and Warrants dated December 27, 2002 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)

4.3

2003 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

4.4	Agreement Regarding Loans, Stocks and Warrants dated February 11, 2003 between Availent and Bergstrom Investment Management, L.L.C. (filed herewith)

4.5	Loan Agreement dated February 12, 2003 between Availent and Bobby Lutz (filed herewith)

4.6	Letter of Agreement dated February 21, 2003 between Availent and Raymond Molina (filed herewith)

4.7	Financial Services Agreement dated February 27, 2003 between Availent and Brockington Securities, Inc. (filed herewith)

4.8	Amendment to Loan Agreement dated March 21, 2003 between Availent and Bobby Lutz (filed herewith)

4.9

Agreement dated April 14, 2003 between Availent Financial, Inc., a Delaware corporation, Availent Mortgage, Inc., a Texas corporation, Patrick A. McGeeney, Michelle K. McGeeney, and Bergstrom Investment Management, L.L.C. (filed herewith)

10.1

Employment Agreement dated January 1, 2003 between Availent and Christopher Phillips (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.2	Non-Qualified Stock Option Agreement dated March 14, 2003 between Availent and Christopher Phillips (filed herewith)

10.3	Stock Transfer and Consulting Agreement dated March 31, 2003 between Patrick A. McGeeney and Consolidated American Energy Resources, Inc. (filed herewith)

10.4	Stock Transfer and Consulting Agreement dated March 31, 2003 between Michael L. Banes and Consolidated American Energy Resources, Inc. (filed herewith)

10.5

Employment Agreement dated March 31, 2003 between Availent and Patrick A. McGeeney (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.6

Employment Agreement dated March 31, 2003 between Availent and Michael L. Banes (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.7	Non-Qualified Stock Option Agreement dated April 14, 2003 between Availent and Patrick A. McGeeney (filed herewith)

10.8	Non-Qualified Stock Option Agreement dated April 14, 2003 between Availent and Michael L. Banes (filed herewith)

10.9

Employment Agreement dated April 21, 2003 between Availent and Jason T. Nichols (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.10	Non-Qualified Stock Option Agreement dated April 21, 2003 between Availent and Jason T. Nichols (filed herewith)

10.11

Agreement dated May 16, 2003 between Availent and Patrick A. McGeeney and Michele K. McGeeney (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.12

Agreement dated May 16, 2003 between Availent and Michael L. Banes and Michelle Banes (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the quarterly report on Form 10-QSB of Availent for the quarterly period ended March 31, 2003 filed May 21, 2003 by Availent with the Commission)

10.13	Non-Qualified Stock Option Agreement dated March 14, 2003 between Availent and Patrick A. McGeeney (filed herewith)

10.14	Non-Qualified Stock Option Agreement dated April 14, 2003 between Availent and Patrick A. McGeeney (filed herewith)

21.1	List of Subsidiaries (filed herewith)

99.1	Section 906 Certification of Chief Executive Officer (filed herewith)

99.2	Section 906 Certification of Chief Financial Officer (filed herewith)