Form 10QSB
period 2003-06-30
AVAILENT FINANCIAL INC
filed 2003-08-27
CIK 88175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-02252


                            Availent Financial, Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  13-1976670
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

       2720 Stemmons Freeway, South Tower, Suite 600, Dallas, Texas 75207
                    (Address of principal executive offices)
                                  214-637-2972
                           (Issuer's telephone number)
                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, there were 13,610,202 shares of common stock, par value $0.01 per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Index                                                                                         Page Number

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


         Consolidated Balance Sheets at June 30, 2003 (unaudited)
           and December 31, 2002                                                                      3

         Consolidated Statement of Operations and Comprehensive Loss
           for the three and six months ended June 30, 2003 and 2002 (unaudited)                      4

         Consolidated Statement of Cash Flows for the six months ended
           June 30, 2003 and 2002 (unaudited)                                                         6

         Consolidated Statement of Changes in Stockholders' Deficiency
           for the six months ended June 30, 2003  (unaudited)                                        8

         Notes to Consolidated Financial Statements                                                   9


Item 2. Management's Discussion and Analysis or Plan of Operation                                    23

Item 3. Controls and Procedures                                                                      26

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.                                                                           26

Item 2. Changes in Securities and Use of Proceeds.                                                   26

Item 3. Defaults Upon Senior Securities.                                                             28

Item 4. Submission of Matters to a Vote of Security Holders.                                         28

Item 5. Other Information.                                                                           28

Item 6. Exhibits and Reports on Form 8-K.                                                            28

SIGNATURES

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                       June 30, 2003           December 31,
                                                                        (Unaudited)               2002
                                                                      --------------          --------------
Current assets:
    Cash and cash equivalents                                          $     1,310             $    194,346
    Mortgage loans held for sale, net                                    1,676,653                1,499,476
    Other receivables                                                       12,541                   17,946
    Prepaid expenses                                                        13,900                   46,217
    Advances to employees                                                      489                   11,341
                                                                      --------------          --------------

          Total current assets                                           1,704,893                1,769,326
                                                                      --------------          --------------

Property and equipment, net                                                145,755                  134,291
Intangible assets, net                                                      44,111                   63,746
Deferred financing costs, net                                               21,346                   37,354
Security deposits                                                            2,757                    2,757


          Total assets                                                 $ 1,918,862             $  2,007,474
                                                                      ==============          ==============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                         June 30, 2003           December 31,
                                                                                          (Unaudited)                2002
                                                                                         --------------          --------------
Current liabilities:
   Warehouse line of credit payable                                                      $  1,612,915            $   1,465,295
    Note payable - bank                                                                        50,000                   50,000
    Mortgage escrow payable                                                                     5,887                    6,856
    Current portion of capital lease obligations                                                7,876                    8,009
    Notes payable - officers                                                                   45,012                  249,000
    Notes payable - stockholders                                                              140,000                2,271,000
    Notes payable                                                                             348,868                   48,000
    Accounts payable                                                                          817,912                  289,372
    Accrued expenses                                                                          360,808                  465,555
    Payroll taxes payable                                                                     486,820                  266,816
    Due to officers                                                                            19,278                   22,784
                                                                                         --------------          --------------

          Total current liabilities                                                         3,895,376                5,142,687

Long term portion of capital lease obligations                                                  3,932                    5,913
                                                                                         --------------          --------------

          Total liabilities                                                                 3,899,308                5,148,600
                                                                                         --------------          --------------

Commitment and contingencies

Minority interest                                                                              66,376                   78,634
                                                                                         --------------          --------------

Stockholders' deficiency:
    Preferred stock, $0.01 par value; 10,000,000
      shares authorized                                                                             -                        -
    Common stock, $0.01 par value; 100,000,000 authorized,
       13,610,202 and 9,096,568 respectively, issued and outstanding                          136,105                   90,966
    Additional paid-in capital                                                              7,886,452                4,006,321
    Deferred compensation                                                                    (692,245)                (692,245)
    Deferred consulting services                                                           (1,529,724)              (2,725,868)
    Accumulated deficit                                                                    (7,846,196)              (3,897,720)

                                                                                           (2,045,608)              (3,218,546)
                                                                                         --------------          --------------
Less: common stock held in treasury at cost, 121 shares

                                                                                               (1,214)                  (1,214)
                                                                                         --------------          --------------

    Total stockholders' deficiency                                                         (2,046,822)              (3,219,760)
                                                                                         --------------          --------------
    Total liabilities and stockholders' deficiency                                       $  1,918,862             $  2,007,474
                                                                                         ==============          ==============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                   AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                     Three months ended                         Six months ended
                                                                     ------------------                         ------------------
                                                                 2002                 2003               2002           2003
Revenue
   Gain on sales of mortgages, brokerage
     income and loan origination, fees, net                $   379,842           $    63,013          $  589,221         $  112,816
                                                          -------------          -------------      ------------       -------------
          Total revenues

                                                               379,842                63,013             589,221            112,816
                                                          -------------          -------------      ------------       -------------

Operating expenses:
    Salaries and related expenses                              347,833               263,380             924,715            437,588
    Commissions                                                122,403                     -             199,034                  -
    Occupancy and other office expenses                         34,249                22,609              77,182             35,231
    Warehouse interest                                          51,666                     -              70,543                  -
    Other operating expenses                                   675,077               161,562          1,789,732             589,287
          Total operating expenses                          1,231,228                447,551           3,061,206          1,062,106
                                                          -------------          -------------      ------------       -------------

Loss before minority interest and
   other income (expense)                                    (851,386)             (384,538)         (2,471,985)          (949,290)

Minority interests

                                                               15,472                 8,783              37,097             28,451
                                                          -------------          -------------      ------------       -------------

Loss before other income (expense)                          (835,914)              (375,755)         (2,434,888)          (920,839)
                                                          -------------          -------------      ------------       -------------

Other income (expense):
    Cancellation of consulting services
    (contract in dispute see Note 14)                      (1,246,114)                    -          (1,246,114)                 -
    Interest and financing expense                           (126,799)              (37,534)           (268,397)           (83,328)
    Gain on sale of property
                                                                  862                     -                 862                  -
    Interest income                                                 -

                                                                                          -                  61                  -
                                                                    -                     -                   -                  -
          Total other income (expense)                     (1,372,051)              (37,534)        (1,513,588)            (83,328)
                                                          -------------          -------------      ------------       -------------

Net loss from operations                                   (2,207,965)             (413,289)         (3,948,476)        (1,004,167)

Other comprehensive loss:
   Net unrealized (loss) gain on securities                         -              (278,688)                  -           (593,956)


Comprehensive loss                                        $(2,207,965)          $  (691,977)        $(3,948,476)       $(1,598,123)
                                                          =============         ==============       =============     =============

Basic loss per common share                               $     (0.18)                (1.60)        $     (0.37)       $     (1.60)
                                                          =============         ==============       =============     =============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                   AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                            2002                       2003
Cash flows from operating activities:                                                   --------------           --------------
    Net loss                                                                              $(3,948,476)             $(1,004,167)
    Adjustments to reconcile net less to net cash
      used in operating activities:
        Accretion of discount on notes payable
          charged to interest expense                                                          43,445                        -
        Depreciation and amortization                                                          49,401                   18,134
        Gain on disposal of fixed asset                                                           862                        -
        Non-cash interest expense and other                                                   102,297                   19,256
        Minority interest in loss of limited partnerships                                    (21,658)                 (28,451)
        Amortization of deferred service costs                                                375,333                        -
        Cancellation of service contract                                                    1,246,114                        -
        Issuance of shares in lieu of compensation                                             78,000                        -
        Issuance of shares for financing                                                       25,000                        -
        Contribution of capital from officers through
          forgiveness of unpaid salaries and interest                                          95,000                        -
    Changes in operating assets and liabilities:
        Increase in mortgage loans held for sale                                             (177,177)                       -
        Decrease in other receivables                                                           5,405                        -
        Decrease (increase) in prepaid expenses                                                32,317                  (48,209)
        Decrease in advances to employees                                                      10,852                        -
        Increase in security deposits                                                               -                     (472)
        Increase in warehouse line of credit                                                  147,620                        -
        Decrease in mortgage escrow payable                                                      (969)                       -
        Increase in accounts payable                                                          528,540                  174,400
        Increase in accrued expenses                                                          143,596                   48,583
        Increase in payroll taxes payable                                                     220,004                        -
        Decrease in due to officers                                                            (3,506)                       -
                                                                                        --------------           --------------

          Net cash used in operating activities                                            (1,048,000)                (820,926)
                                                                                        --------------           --------------

Cash flows from investing activities:
    Purchase of property and equipment                                                        (36,634)                 (23,863)
                                                                                        --------------           --------------

          Net cash used in investing activities                                               (36,634)                 (23,863)
                                                                                        --------------           --------------

Net cash used in operating and investing activities                                       $(1,084,634)             $  (844,789)
                                                                                        --------------           --------------

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (cont'd)
                                   (UNAUDITED)

                                                                                                2003                    2002
                                                                                           --------------          --------------
Net cash used in operating and investing activities
    (from previous page)                                                                   $  (1,084,634)           $   (844,789)
                                                                                           --------------          --------------

Cash flows from financing activities:
    Proceeds from notes payable                                                                  375,000                 751,577
    Payments on notes payable - officers                                                            (688)                      -
    Payments on capital lease obligations                                                         (2,114)                 (1,946)
    Contributed capital from limited partnerships-minority interest                               12,300                  53,770
    Capital distribution to limited partner                                                       (2,900)                      -
    Sale of common stock
                                                                                                 510,000                  37,000
                                                                                           --------------          --------------

            Net cash provided by financing activities                                            891,598                 840,401


Net decrease in cash and cash equivalents                                                       (193,036)                 (4,388)

Cash and cash equivalents, beginning of year
                                                                                                 194,346                   4,588
                                                                                           --------------          --------------

Cash and cash equivalents, end of year                                                     $       1,310             $       200
                                                                                           ==============          ==============

Supplemental disclosure of non-cash information: Cash paid during the year for:
               Interest                                                                    $      28,715             $   106,594
                                                                                           ==============          ==============
               Income taxes                                                                $           -             $         -
                                                                                           ==============          ==============

Schedule of non-cash investing and financing activities:

Issuance of common stock for redemption
  of  preferred stock                                                                      $          -            $     120,000
                                                                                           ==============          ==============

Issuance of notes payable in exchange for
  redemption of preferred stock                                                            $          -            $      80,000
                                                                                           ==============          ==============

Reduction of debt in connection with beneficial
  conversion value of warrants                                                             $     70,666            $           -
                                                                                           ==============          ==============

Conversion of notes payable to common stock                                                $  2,382,300            $           -
                                                                                           ==============          ==============

Contribution to capital from officers forgiveness of unpaid salaries                       $     95,500            $           -
                                                                                           ==============          ==============

Conversion of accrued expenses to common stock                                             $    326,343            $           -
                                                                                           ==============          ==============

Issuance of common stock for financing                                                     $     25,000            $           -
                                                                                           ==============          ==============

Issuance of common stock for services                                                      $    425,303            $           -
                                                                                           ==============          ==============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                       Common Stock, $0.01  Par Value      Additional
                                             Number of                      Paid In         Deferred          Deferred
                                             Accumulated
    Treasury                          Date     Shares          Amount       Capital         Services        Compensation    Stock
                                  ----------  ----------     ----------     ----------     -----------       ----------   ----------

Balance - beginning of period         Feb-03    9,096,568        $90,967     $ 4,006,321    $(2,725,868)    $(692,245)   $   (1,214)

Issuance of shares for services       Feb-03       30,000            300          29,370        (29,670)            -             -

Fair market value of warrants
issued in connection with debt and
beneficial conversion value           Feb-03            -              -          61,847              -             -             -

Fair market value of warrants issued
in connection with debt and
beneficial conversion value           Mar-03            -              -          44,798              -             -             -

Sales of common stock for cash        Mar-03       10,000            100           9,900              -             -             -

Contribution of officers salaries     Mar-03            -              -          95,000              -             -             -

Transfer of debt for stock
consideration                         Apr-03    1,000,000         10,000       1,307,932              -             -             -

Issuance of shares for financing      Apr-03      600,000          6,000         294,000              -             -             -

Issuance of shares for extension of
debt terms                            Apr-03       50,000            500          24,500              -             -             -

Issuance of shares in lieu of
compensation                          Apr-03       78,000            780          37,220              -             -             -

Conversion of notes payable           Apr-03      381,250          3,813         193,144              -             -             -

Sale of common stock                  May-03      220,000          2,200         107,800              -             -             -

Issuance of stock for services and
accrued expenses                      May-03      120,000          1,200          63,583              -             -             -

Officers conversion of notes
payable to common stock               May-03      836,500          8,365         982,805              -             -             -

Issuance of shares for services       Jun-03      791,266          7,913         387,720       (395,633)            -             -

Sale of common stock                  Jun-03      180,000          1,800          88,200              -             -             -

Conversion of notes
payable-stockholders to common stock  Jun-03      216,618          2,167         106,147              -             -             -

Full expensing of deferred services
related to contract cancellation in
dispute                               Jun-03            -              -               -      1,246,114             -             -

Amortization of deferred services
for period                            Jun-03            -              -               -        375,333             -             -

Fair market value of warrants
issued in connection with debt and
beneficial conversion value           Jun-03            -              -          46,165              -             -             -

                                                                                       -              -

Net loss for the period               Jun-03            -              -               -              -             -             -

                                              ============   ============    ============  ============   ============  ============
Balance at June 30, 2003                       13,610,202      $ 136,105     $ 7,886,452   $(1,529,724)    $(692,245)     $ (1,214)
                                              ============   ============    ============  ============   ============  ============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

NOTE  1.      ORGANIZATION, HISTORY AND NATURE OF BUSINESS

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

     Merger

     Pursuant to an agreement and plan of merger dated March 1, 2002, between Availent-TX and Availent-DE, which became effective on December 4, 2002, Availent-DE acquired all of the issued and outstanding common stock of Availent-TX in exchange for 54,000,000 shares of Availent-DE's common stock, which represents 90% of the outstanding shares of Availent-DE's common stock after the issuance. Concurrent with the above acquisition, Availent-TX was merged into Availent-DE, with Availent-DE as the surviving corporation. Availent-DE and all of its subsidiaries are collectively referred to as the "Company".

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

     During the six months ended June 30, 2003, Mortgage had a majority interest in seventeen limited liability partnerships that are considered subsidiaries of the Company. Eleven limited partnerships have terminated operations at the request of the limited partners as of June 30, 2003; the expenses to wind down will be deminimus. The limited liability partnerships originate mortgages, which are processed by the Company. Although partnership interests vary, Mortgage owns a majority interest in each of the partnerships. Each entity has acquired state approvals or licenses required to broker residential mortgage loans. Subsequent to the quarter ended June 30, 2003 an additional partnership has terminated operations at the request of the limited partner.

     Mortgage, as a general partner, is responsible for managing the business affairs of the partnerships, and in addition, the Company provides certain administrative and managerial services to the partnerships for which nominal fees are paid.

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

     Availent Leasing, Inc.

     Leasing was incorporated in the state of Texas in February 2001. Leasing purchases and, subsequently, leases computer and related equipment to affiliated entities. At June 30, 2003, the Company has ceased its leasing operations.

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

NOTE  2. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2003 and the results of the operations and cash flows for the six months ended June 30, 2003 and 2002. The results for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

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

NOTE  3.  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of June 30, 2003, the Company's accumulated deficit was $7,846,196 and its working capital deficiency was $2,190,483. In addition, the Company has had losses from operations of $3,039,935 and $857,785 for the years ended December 31, 2002 and 2001, respectively, and $2,719,021 for the six months ended June 30, 2003. As a result of these factors, the auditor's report on the December 31, 2002 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

     In addition, the Company has failed to pay the required payroll tax returns for the last two quarters of 2002, and the first two quarters of 2003. As a result, the Company has delinquent payroll tax liabilities of approximately $633,000, inclusive of accrued interest and penalties.

     Mortgage has also failed to comply with certain covenants of its warehouse loan agreement. The covenants are to maintain a required tangible net worth or debt leverage ratios, as defined in the warehouse lending agreement. The failure to file and pay timely payroll tax returns also violates the agreement. These factors could cause the loss of the warehouse line and impact future loan agreements, as well as future warehouse lending agreements.

     To maintain its FHA lending certification, Mortgage is subject to certain net worth requirements for HUD. At December 31, 2002, Mortgage's adjusted net worth for HUD requirement purposes amounted to a deficit of $201,900. HUD requires an adjusted net worth of $250,000; therefore Mortgage's adjusted net worth was below the HUD requirement by $451,900. This net worth deficiency could be detrimental to the operations and financial position of the Company if Mortgage were to lose its FHA certification.

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

NOTE  4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. During the quarter ended June 30, 2003, the Company adopted a fair value method of accounting for stock-based compensation. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5. WAREHOUSE LINE OF CREDIT PAYABLE

     At June 30, 2003, the Company has a warehouse line of credit with a financial institution providing up to $5,000,000 of funds, secured by mortgage loans held for sale. The line is to be used specifically to fund mortgage loans in the normal course of business. In addition, the loans must have purchase commitments before any amounts may be drawn against the line. The line of credit is subject to interest at the greater of LIBOR and 4% per annum or the Federal Funds rate and 4% annum. Interest is increased by 4% and principal is reduced by 5% if the loan is not purchased within 45 days of acquisition date.

     The line is collateralized by a security interest in and to all of Mortgage's right, title and interest in each mortgage loan pledged to the Company, each purchase commitment in existence and the proceeds of the foregoing. The line of credit is subject to termination at the discretion of the lender. The line requires certain escrow funds being held, insurance requirements and financial covenants. At June 30, 2003, the Company is in violation of the minimum corporate tangible net worth and maximum leverage financial covenants, as defined by the warehouse agreement. The agreement also considers delinquent tax filings to governmental authorities as a violation of the agreement. At June 30, 2003 the Company had violated this stipulation of the agreement through delinquent payroll tax deposits and filings.

NOTE  6.  MORTGAGE ESCROW PAYABLE

     At June 30, 2003, $5,887 of mortgage escrow payable is due for escrows on unsold loans. The related cash is being held in the Company's operating account and is included as a component of current assets, and its related liability is reflected as a component of current liabilities. According to HUD guidelines, the escrow amounts should be segregated and not commingled with any operating funds. The Company is currently not in compliance with this requirement.

NOTE  7.  NOTE PAYABLE - BANK

     Note payable at June 30, 2003 consists of a note due to a financial institution in the amount of $50,000 bearing interest at a rate of 7.5%. The note matures on September 30, 2003 and is secured by certain equipment, leasehold improvements, and furniture and fixtures.

     Interest expense on the note totaled $1,875 for the six months ending June 30, 2003 and is included in the consolidated statement of operations in the accompanying financial statements.

NOTE  8.  OBLIGATIONS UNDER CAPITAL LEASES

     At June 30, 2003, the Company has computer equipment it acquired under the provisions of capital leases. Under the leases, the cost of the equipment has been capitalized and is subject to the Company's depreciation policies. The obligations are due in varying monthly installments of principal and interest.

     At December 31, 2002, the aggregate future minimum lease payments due, pursuant to the above capital lease obligations are as follows:

              Year Ended December 31:
              2003                                                                    9,359
              2004                                                                    4,954
              2005                                                                    1,430
                                                                           ----------------
              Total minimum lease payments                                           15,743

              Less: amount representing interest                                     (1,821)
                                                                           -----------------

              Net present value of capital lease obligations                         13,922

              Less: current portion                                                  (8,009)
                                                                           -----------------

              Long-term portion                                                 $     5,913
                                                                           =================

NOTE  9.  NOTES PAYABLE - SHAREHOLDERS

     In July 2001, the Company executed promissory notes aggregating $50,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in July 2002. In July 2002 the Company extended the maturity date of the notes. The notes were currently due in June 2003, and at June 30, 2003, the notes are in default and are currently continuing to accrue interest. No penalty has been accrued for this default at June 30, 2003, as there was no stated penalty provision in the promissory note and the note holders have not taken any action. The notes have accrued interest of $14,688, which is included in accrued expenses on the accompanying consolidated balance sheet.

     In August 2001, the Company executed promissory notes aggregating $60,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in August 2002. In August 2002 the Company extended the maturity of the date of one note, within principal amount of 10,000. The note is currently due in June 2003. The other note for a principal balance of $50,000 is currently in default and is continuing to accrue interest. No penalty has been accrued for this default at June 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The notes have accrued interest of $16,867, which is included in accrued expenses on the accompanying consolidated balance sheet.

     In November 2002, the Company executed promissory notes aggregating $22,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in March 2003. In addition, the shareholders are to receive 275 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. In March 2003, the shareholders extended the terms and maturity date of the notes to June 2003. On June 30, 2003, one note, with a principal balance of $12,000, was satisfied through a conversion of the note, including accrued interest, to 26,328 shares of common stock (see Note 14). The remaining note is in default and is continuing to accrue interest. No penalty has been accrued for this default at June 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The remaining note has accrued interest of $976, which is included in accrued expenses on the accompanying consolidated balance sheet.

     In December 2002, the Company executed promissory notes aggregating $20,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in April 2003. In April 2003, the shareholders extended the terms and maturity date of the notes. In addition, the shareholders are to receive 250 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. The notes are currently due in June 2003. One note with a principal balance of $10,000 was satisfied through the conversion of the note, including accrued interest, to 21,578 shares of common stock (see Note 14). The remaining note has accrued interest of $857, which is included in accrued expenses on the accompanying consolidated balance sheet.

     The Company executed four promissory notes aggregating $34,000 to an individual shareholder as follows: $14,000 originating in February 2002, $10,000 originating in March 2002 and $3,000 and $7,000 originating in November 2002. In addition, the shareholder is to receive 125 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. The notes bear interest at a rate of 15% per annum and due and payable in the first quarter of fiscal 2003. The shareholder has extended the terms and maturity dates of the notes to June 2003. At June 30, 2003, the notes, which originated in February and March 2002, aggregating $24,000, were satisfied through a conversion of the notes to 57,536 shares of common stock (see Note 14). The remaining notes, aggregating $10,000, are in default and are continuing to accrue interest. No penalty has been accrued for this default at June 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The remaining notes have accrued interest of $923 included in accrued expenses on the accompanying consolidated balance sheet.

     The Company executed two promissory notes to an individual shareholder aggregating $150,000. The first note for $100,000 originated November 2001 and bore interest at a rate of 18% per annum through August 2002 and 12% per annum thereafter, and the second a $50,000 note which originated April 2002, bears interest at 15% per annum. The notes were due during the last quarter of fiscal 2002 and were extended to June 2003. For the extension, the note holder received 1,525 post-split shares of the Company's common stock, which was held by Availent-TX. In April 2003 the notes were converted to 381,250 shares of common stock (see Note 14).

     The Company issued promissory notes aggregating $1,355,000 to a shareholder/investment management company ("the Lender") in four promissory notes during the year ended December 31, 2002, with interest rates ranging from 14% to 18% in consideration for certain fees, common stock, and warrants. In April 2003, the obligation for the principal amounts of the notes has been satisfied through an agreement between the Lender and the Company (See Note 14). Total accrued interest on these notes to April 2003 aggregated $99,099 and is included in accrued expenses on the consolidated balance sheet at June 30, 2003.

NOTE  10. NOTES PAYABLE

     The Company executed four promissory notes aggregating $48,000 to an individual as follows: $15,000 originating in February 2002, $27,000 originating in October 2002, $3,000 originating in November 2002, and $3,000 originating in December 2002. The notes bear interest at rates of 15% to 18% per annum and were due and payable in the first quarter of fiscal 2003. The Company has extended the maturity dates of the notes to June 2003. The notes have accrued interest of $7,591 included in accrued expenses on the accompanying consolidated balance sheet, and interest expense on the consolidated statement of operations and comprehensive loss. On June 30, 2003, the notes were satisfied through the conversion of the debt, and related accrued interest, to common stock. (See Note 14).

     On February 12, 2003 the Company entered into a loan agreement with an individual, whereby the individual will loan the Company $500,000, for working capital purposes, at a rate of 15% per annum. Principal amounts are due in August 2003 and interest is due and payable monthly. As additional consideration for the loan, the Company issued 275,000 warrants to purchase the Company's common stock at an exercise price of $1.00 per share. The warrants expire within 60 months of the execution of the note. The Company has valued the warrants at $44,798 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the related debt to the warrants using the relevant fair value of the debt and warrants to the actual proceeds from the debt. The Company recorded $44,798 as a discount to the debt and this amount will be accreted to interest expense over the life of the debt. The Company also recorded $18,666 of interest expense for the six months ended June 30, 2003 for amortization of the beneficial conversion value over the six-month life of the debt.

     Interest expense for the six months ended June 30, 2003 on the above notes aggregated $42,050.

NOTE  11. ACCRUED EXPENSES

     Accrued expenses consist of the following at June 30, 2003:

                  Payroll tax penalties and interest       $   146,195
                  Interest                                      19,336
                  Commissions                                   21,409
                  Payroll                                        5,502
                  Other                                         48,366
                                                           -----------

                           Total                           $   320,808
                                                           ===========

NOTE  12.     COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company has entered into a non-cancelable operating lease for office space. The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses.

     The approximate future minimum rentals under the non-cancelable operating lease in effect on December 31, 2002 is as follows:

                  2003                                     $    54,344
                  2004                                           6,793
                                                           -----------
                                                           $    61,137
                                                           ===========

     Total rent expense under the operating lease for the six months ended June 30, 2003 was $31,491.

     The Company is obligated to the limited liability partnerships for rent payments for office space in varying amounts for each office. The approximate future minimum payments for rent under the service agreements with each partnership, adjusted for partnerships terminated during fiscal 2003, in effect on December 31, 2002 are as follows:

                  2003                                     $    17,250
                  2004                                          16,200
                  2005                                          16,200
                  2006                                          16,200
                  2007                                          16,200
                                                         -------------
                                                         $      82,050
                                                         =============

     Total rent expense related to the above agreements for the six months ended June 30, 2003 was $31,266. The agreements are for a term of ten years each.

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

     Employment Agreements

     In April 2003, the Company entered into a formal employment agreement with the Regional Sales Manager of Mortgage. The agreement is for a term of three years with an annual salary of $78,000. The employee is to receive 80,000 shares of the Company common stock as additional consideration for the agreement. At June 30, 2003, the Company has not issued these shares.
     The obligation is included in accrued expenses, valued at $40,000. The employee will also receive 10 basis points per month on gross mortgage loan volume the employee is responsible for creating. The employee also became a participant in the Company's 2003 Equity Incentive Plan and was granted non-qualified options to purchase 170,800 share of the Company's Common stock at $1.00 per share. The options vest pursuant to a vesting schedule as defined under the stock option agreement.

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

     Lack of Insurance

     The Company had not maintained any liability insurance or any other form of general insurance prior to June 2002. In July 2002, the Company obtained professional liability and general insurance, which was retroactive to May 2001. The policy, however, does not specifically mention the wholly owned subsidiaries or the majority owned partnerships and therefore coverage for these entities is uncertain. The Company is also lacking insurance coverage for workmen's compensation, disability, and business discontinuance. Management plans to obtain coverage in the third quarter of 2003. In December 2002, the Company obtained Directors and Officers Liability Insurance. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

     Payroll taxes

     As of June 30, 2003, the Company owes approximately $633,000 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

     Litigation

     On April 2, 2003, the Company received a demand letter from legal counsel to an individual who is a related party to SeaCrest prior to the merger ("Ball") seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and Ball prior to the merger. The Company disputes Ball's claims regarding the oral agreement and believes that Ball has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of Ball. On June 30, 2003, the Company and Ball entered into a settlement agreement, whereby each party releases the other and for such Ball will receive 250,000 shares of the Company's common stock, which will entitle Ball to registration and piggyback registration rights. At June 30, 2003, the Company had not yet cancelled the 700,000 shares, nor issued the new 250,000 shares to Ball. Upon the issuance and cancellations of shares, the Company will record an increase in stockholders equity of $568,630, as a result of the net decrease in the shares issued to Ball previously recorded as deferred merger costs.

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

NOTE  13. MINORITY INTERESTS

     The Company's minority interest on the consolidated balance sheet includes the minority interest in seventeen limited liability partnerships, which Mortgage has a controlling interest in. These partnerships originate mortgages, which are processed by Mortgage. These partnerships predominantly operate in the Southwestern United States. As of June 30, 2003, eleven partnerships have terminated their operations at the request of the limited partners. Subsequent to June 30, 2003, an additional partnership has terminated operations at the request of the limited partner. Expenses related to winding down these partnerships are expected to be deminimus. The assets of each partnership remain on the Company's consolidated balance sheet and are managed by the Company. All of the partnerships, which the Company has an agreement with, are majority owned and are for a term of 10 years. Profits and losses are allocated pro rata, based on the partner respective percentage partnership interest. However, after the allocation of pro rata losses a limited partners capital balance cannot have a negative balance. If the limited partner has no remaining capital balance, all losses are allocated to the general partner, which is the Company. For the six months ended June 30, 2003, net operating losses include operations from the limited liability partnerships in operation during the first two quarters of fiscal 2003 totaled $97,782, of which the limited partners were allocated $21,625, which has been classified as minority interest on the statement of operations. At June 30, 2003, assets of $66,250 and liabilities of $150,589 for these limited liability partnerships are included on the balance sheet along with the minority interest balance of $66,376.

NOTE  14. STOCKHOLDERS' DEFICIENCY

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

     On December 27, 2002, the Company and the Lender entered into an agreement that the Lender will increase the November 12, 2002 loan by an additional $500,000, change the interest rate to 13.08% and agree to extend the maturity date of the loan from December 31, 2002 to April 30, 2003. In addition, the Lender also agreed to extend the maturity date of the loans on February 26, 2002 and October 15, 2002 from December 31, 2002 to April 30, 2003. Included in the agreement, the Lender provided the Company with an option that if the Company chooses to prepay the interest for each of the loans listed above, which aggregates $1,355,000, by January 31, 2003, the Lender will extend the loan from April 30, 2003 to June 30, 2003. In consideration for the provisions in this agreement the Lender received commitment and extension fees totaling $32,750, reimbursement of related legal and travel fees of $6,000 and 236,000 post-split shares of the Company's common stock, valued at $233,404 which have been recorded as a interest expense for the year ended December 31, 2002 and a commitment to provide warrants to purchase shares of the Company's common stock. In addition, one of the founding shareholders and his spouse have granted a second lien to the Lender on a real property located in New Mexico ("the New Mexico property") 16 as collateral for the new $780,000 note.

     In February 2003, the Company and the Lender entered in to an Agreement that included the Lender's release of the collateral held relating to the November 12, 2002 agreement, which was the founding shareholders of Availent-TX pledged common shares of the Company. In consideration for the provisions in this agreement the Lender nullified all previous warrant agreements and was issued four warrants to purchase 100,000, 31,100, 360,000 and 100,000, or a total of 590,100 shares of the common stock of the Company for an exercise price of $1.00 per share at any time during a thirty six (36) month period commencing on the date shares of the Company are registered with the Securities and Exchange Commission for sale to the public. Additional provisions provide that if the Company receives funding of $5 million or more, including the proceeds from the sale of common stock following the registration of such stock with the SEC for sale in the public markets, the payment terms of the Lender's loans are accelerated. The Company has valued the warrants at $61,947 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the related debt to the warrants using the relevant fair value of the debt and warrants to the actual proceeds from the debt. The Company recorded $61,947 as a discount to the debt and this amount was accreted to interest expense over the life of the debt, which was fully expensed during the six months ended June 30, 2003.

     In April 2003, the Company and the Lender entered into an additional Agreement regarding the notes aggregating $1,355,000 of which $500,000 is guaranteed by the annuity contract of the spouse of the founding shareholder of Availent-TX. The agreement, gave the Lender the right to make demand for payment of the annuity in the amount of $500,000 against the outstanding notes, any balance of the proceeds of the annuity will be immediately repaid to the founding shareholder and spouse. In the event the proceeds of the annuity is insufficient to pay the $500,000, the Company and the Lender agree to extend the balance of the notes. With regards to the remaining notes of $855,000, the Company and the Lender agree to issue and place 1,700,000 shares of the Company's common stock into an escrow account as shares to be held as collateral to secure repayment of the notes ("Escrow Agreement"). It was further agreed upon that with the transfer of the shares into the escrow account the Lender agrees to release the Company of all liabilities relating to the $855,000 remaining in notes and to convey the second lien covering the New Mexico property held as collateral to the escrow account. The personal guarantees of the founding shareholder and the spouse will not be terminated. The 1,700,000 shares held in escrow are to be sold within the anticipated Form SB-2, with the proceeds to be used to repay the $855,000 to the Lender including any interest and other charges accrued and the balance of the proceeds remaining along with the second lien covering the New Mexico property will be transferred to the Company. In addition, the founding shareholder and the spouse agree to convey, subject to the outstanding balance of the first lien mortgage, the title and ownership of the New Mexico property, however they do retain the right to repurchase the property for the consideration paid to the Lender.

     If the remaining notes of $855,000 are not repaid by September 30, 2003, the Escrow Agreement will terminate and all shares will be returned to the Company and the second lien returned to the Lender. In consideration for the transfer of the annuity to the Lender and the transfer of the New Mexico property to the Company, the Company will issue the founding shareholder and spouse 1,000,000 shares of the Company's common stock. In addition, the Agreement requires the purchase of 600,000 shares of the Company's common stock by the Lender for $300,000, the issuance of 60,000 common stock warrants which may be exercised at any time for a period of five years at a purchase price of $1.00 per share, the Company's commitment to obtain additional investors to match the $300,000 common stock purchase by the Lender. If the Company is able to obtain financing in a form of a loan or equity in excess of $600,000 it is required to repurchase the Lender's 600,000 shares of common stock at $.67 per share with 50% of the amount in excess of the $600,000 received by the Company.

     Stock Transfer and Consulting Agreement

     In April and May 2003, two key founding officers entered into a stock transfer and consulting agreement with a consulting company, currently doing business with the Company (the "Consultant") for additional financial and investment banking and consulting services. The term of the agreement is over a period of one year from the effective date of the agreement. As consideration for the future services by the Consultant, the officers were to transfer 3,376,382 of their common shares to the Consultant. This agreement was subject to approval by the Board of Directors, which was subsequently denied, thereby voiding this agreement.

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

     On February 27, 2003, the Company issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring within five years plus $5,000 to a financial services company, in exchange for financial advisory and investment banking services. The Company has valued the warrants at $11,814 using the Black-Scholes pricing model, thereby allocating a portion of the exercise price to include the value of the warrants. The warrants were exercised in February, 2003 and the related value of the warrants have been expensed.

     On June 18, 2003, the Company entered into an agreement with a consultant for investment banking and advisory services for a period of eighteen months. In exchange for the services to be rendered, the consultant received 500,000 shares of the Company's common stock valued at $250,000. In addition, the consultant will receive cash compensation based on pro rata amounts, as defined by the agreement, of debt financing received by the Company as a direct result of the consultant's efforts.

     On June 30, 2003, the Company amended a previously existing consulting agreement wherein the consultant is engaged to provide investor relations, public relations and corporate communication services. The new agreement supersedes the December 5, 2002 agreement and calls for the termination of certain provisions relating to fees for capital raised, merger and acquisitions, and additional provisions. In consideration for the extension of the agreement, an additional 291,266 shares of common stock, valued at $145,663, was issued to the consultant.

     Stock Warrants

     The Company has issued various warrants to purchase shares of the Company's common stock to certain note holders, stock subscribers, and consultants, in conjunction with certain financing or arrangements. The exercise prices of the warrants are at prices equal to or less than the fair market value of the shares at the dates of the grant. The warrants issued total 1,225,227, which expire within 36 to 120 months from issuance and have exercise prices ranging from $0.50 to $1.60 per share.

     Sale of Stock

     On March 6, 2003, an existing individual shareholder purchased from the Company 10,000 shares of the Company's common stock for $10,000.

     On May 27, 2003, an individual purchased for $10,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 2,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $394 using the Black-Scholes pricing model. The value of the warrants have been expensed.

     On June 26, 2003, an individual purchased for $40,000 from the Company 80,000 shares of common stock plus warrants to purchase 8,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $1,575 using the Black-Scholes pricing model. The value of the warrants have been expensed.

     On June 13, 2003, an individual purchased for $50,000 from the Company 100,000 shares of the Company's common stock plus warrants to purchase 10,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $1,969 using the Black-Scholes pricing model. The value of the warrants have been expensed.

     Conversion of Debt

     In April 2003, the Company entered into an agreement whereby an individual stockholder converted two notes payable aggregating $150,000 into shares of common stock for $.50 per share for a total of 300,000 shares. Additionally, for $100,000, the stockholder purchased 200,000 shares of the Company's common stock plus 20,000 warrants with an exercise price of $0.50 per share, to purchase the Company's common stock, within a 5-year term. The Company has valued the warrants at $3,938 using the Black-Scholes pricing model. The value of the warrants has been expensed. The Company and the shareholder agreed to convert $46,957 of interest payable on the notes payable to the shareholder into a total of 81,250 shares of common stock in lieu of payments due.

     The Company was indebted to an attorney for legal fees incurred in the amount of $64,783. On May 15, 2003 the debt was satisfied through the issuance of 120,000 of the Company's common stock to the debtor, valued at $0.54 per share.

     On June 30, 2003, the Company was indebted to an individual for four separate notes payable aggregating $48,000. Total amounts owed to the individual, including accrued interest at June 30, 2003, aggregated $55,588. The notes, inclusive of accrued interest, have been satisfied through the issuance of 111,176 shares of the Company's common stock.

     On June 30, 2003, the Company was indebted to three individuals through four notes payable with principal amounts aggregating $46,000. Total amounts owed to the individuals, including accrued interest, at June 30, 2003 aggregated $52,721. The notes, inclusive of accrued interest, have been satisfied through the issuance of 105,442 shares of the Company's common stock.

     Conversion of Notes Payable - Officers to Common Stock

     The Company was indebted to an officer of the Availent Mortgage, inc., and the officers' spouse, through the issuance of promissory notes aggregating $221,500, and bearing interest at 12% per annum. On May 16, 2003, the Company and the officer agreed to satisfy the debt the issuance of 221,500 of the Company's common stock, the conversion included $26,152 of accrued interest.

     The Company was indebted to an officer of Availent Financial, Inc., and the officers' spouse, through the issuance of promissory notes aggregating $615,000. One note for $290,000 and bearing interest at 13.8% per annum, and three notes aggregating $325,000 and bearing interest at 15% per annum. Total accrued interest owed related to these notes aggregated $128,518 through May 16, 2003. The debt was satisfied on May 16, 2003 through the issuance of 615,000 shares of the Company's common stock, the conversion included $128,519 of accrued interest.

     Conversion of Commissions Payable

     In April 2003, an employee of the Company agreed to convert $39,000 of commissions payable to him into 78,000 shares of the Company's common stock.

     Issuance of Common Stock in Consideration for Extension of Debt Terms

     The Company was indebted to a law firm for certain legal fees in the amount of $35,420. At April 30, 2003, the Company and the law firm agreed to a payment plan wherein the debt would be paid off in monthly installment of $3,542 beginning August 1, 2003. No interest will accrue on said debt. As consideration for the payment plan, the Company issued to the law firm 50,000 of the Company's common stock, which have been valued at $25,000 and have been recorded as a financing expense.

     Termination of Consulting Services Contract

     On May 15, 2003 the Company terminated the disputed consulting agreements dated December 5, 2002, which superseded the agreements dated November 7, 2002 with Consolidated American Energy Resources, Inc ("CAER") and
     Consolidated American Financial Services Group, LLC ("CAFSG"). The agreements called for a distribution of 1,417,467 common shares valued at $1,401,875 on the date of grant to CAER and CAFSG. In August 2003 the Company cancelled the shares it issued due to its claim of non-performance of the consulting agreements, however, CAER and CAFSG is disputing the claim of non-performance. In connection with the dispute and cancellation of the consulting agreements the Company has expensed the remaining value of the contract of $1,246,114 in the quarter ended June 30, 2003, which represents the amount not yet amortized and shown on the consolidated statement of operations and comprehensive loss as cancellation of contracted services on other income (expense). While CAER and CAFSG are disputing the Company's claims, litigation may arise, however the Company believes it will prevail in this matter.

NOTE  15. STOCK OPTIONS

     Equity Incentive Plan

     The Company adopted the 2003 Equity Incentive Plan (the "Plan") effective as of January 1, 2003. The Company or a subsidiary are eligible to be participants in the plan. The Plan grants awards of common stock to participants through incentive stock options, nonqualified stock options or restricted stock. The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 5,000,000 shares in one year. The award period for any share option shall be no more than ten years from the date of grant of the stock option. The Company will not grant any awards at an exercise price of less than 100% of the fair market value.

     Grant of Stock Options

     In March 2003, the President of the Company was granted options under the 2003 Equity Incentive Plan to purchase 100,000 shares of the Company's common stock at $1.00 per share. The options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant date.

     In April 2003, the President of the Company was granted stock options, pursuant to the 2003 Equity Incentive Plan to purchase 550,000 shares of the Company common stock at $1.00 per share and an additional 100,000 shares of the Company's common stock at $1.50 per share. The options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant, with an expiration date on the tenth anniversary of the grant date.

     In April 2003, the President of Mortgage was granted options, under the 2003 Equity Incentive Plan, to purchase 250,000 shares of the Company's common stock at $1.00 per share. The options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant date.

     On June 30, 2003, the President of the Company and the President of Mortgage were granted options. Under the 2003 Equity Incentive Plan, to purchase 1,450,000 and 521,250 shares, respectively, of the Company's common stock at $0.50 per share. The options became fully vested on the grant date of June 30, 2003, with an expiration date on the tenth anniversary of the grant date. The options are exercisable provided that the Company was able to reduce their negative reported net worth, as reported on June 30, 2003, by $1,000,000, from the net worth reported at March 31, 2003.

     On June 30, 2003, the President of the Company and the President of Mortgage, pursuant to the 2003 Equity Incentive Plan, were each granted options to purchase 1,250,000 shares of the Company's common stock at $0.50 per share. The shares vest at a rate of 250,000 on December 31, 2003 and 250,000 on each succeeding date of December 31st until all options are vested with an expiration date on the tenth anniversary of the grant dates. The vesting of these options is contingent upon the continued employment of the individuals.

     On June 30, 2003, the Company granted a consultant, whose functions are commonly associated with the Chief Financial Officer (see Note 15) stock options, under the 2003 Equity Incentive Plan, to purchase 250,000 shares of the Company's common stock at $0.50 per share. The options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant date.

     The following information summarizes the Company's stock option activity for the six months ended June 30, 2003:

                                                                 Average
                                            Number of            Exercise
                                            Options               Price
                                        -----------------    -----------------
         Options outstanding at

         beginning of the period                     -           $        -
         Granted                             5,709,550                 0.69
         Exercised                                   -                    -
         Forfeited                                   -                    -
                                        -----------------    -----------------

         Options outstanding at
            end of the period                5,709,550           $     0.69
                                        =================    =================

     At June 30, 2003, an aggregate of 5,709,550 nonqualified stock options were granted to employees with exercise prices ranging between $0.50 and $1.50. The options vest as follows for the years ended December 31:

         Year                           Options Vested
        -------                         -----------------
         2003                             3,563,550
         2004                               569,000
         2005                               569,000
         2006                               504,000
         2007                               504,000
                                        -----------------
                                          5,709,550

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

     The Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.


NOTE  16. RELATED PARTY TRANSACTIONS

     Employment Agreements

     In April 2003, the Company entered into formal employment agreements with two key officers/shareholders, the chief executive officer and president of the Company and the president of Mortgage. These agreements supercede any previously existing agreements between the two parties. The agreements are for a term of five years with annual minimum salaries of $150,000 per anum, with 15% annual increases. The employees are also entitled to receive quarterly bonuses in amounts equal to five percent of the Company's net income before taxes. The employers are also entitled to participate in the Company's 2003 Equity Incentive Plan.

     Consulting Agreement

     On June 30, 2003, the Company amended a previously existing consulting agreement wherein the consultant is engaged to perform services, which include, but not restricted to, those functions commonly associated with the Chief Financial Officer. The original agreement, dated December 5, 2002, was for a three-year period for investor relations' services. The new agreement supercedes the December 5, 2002 agreement, is for a term of three years commencing on the date of the amendment, terminates certain anti-dilution provisions included in the original agreement, and calls for a base fee of $72,000 per annum, payable in twelve equal installments. The consultant is also entitled to participate in the Company's 2003 Equity Incentive Plan. On June 30, 2003, the consultant was granted stock options to purchase 250,000 shares of the Company's common stock at $0.50 per share, under the plan. The options became fully exercisable on the date of the grant. The Company has valued the options at $26,475 using the Black-Scholes pricing model. The value of the options have been fully expensed at June 30, 2003.

NOTE  17. SUBSEQUENT EVENTS

     Asset Purchase Agreement

     In July 2003, the Company entered into an agreement to purchase equipment from a vendor for a purchase price of $7,500,000. The equipment purchased was designed for the function of baking and food processing. As the Company is not engaged in this type of activity, the purpose of the purchase was for the Company to sell the equipment for cash in order to mitigate against any current or future instances of non-compliance with HUD guidelines regarding net worth and liquidity requirements in mortgage.

     The purchase price was paid through the issuance of 7,000,000 shares of the Company's common stock, valued at $3,500,000, and 7,000,000 shares of the Company's convertible preferred stock, valued at $3,500,000. The preferred stock is convertible at a ratio of one for one for common stock. One hundred and eighty days from the stock issuance, if the common stock price is not $0.25 per share, an additional 1,500,000 shares of common stock, and 1,500,000 shares of convertible preferred stock will be issued to the vendor.

     The remaining $500,000 due to the vendor will be paid in cash from the funds from the resale of the equipment. Installment payments on the amount due are equal to 20% of the gross proceeds from any resale of the equipment.

     The Company is currently negotiating securing a loan from a financial institution in the amount of $3,500,000 by collateralizing the equipment. For loans obtained by collateralizing the equipment, as set forth in the agreement, the balance due to the vendor shall be paid on a pro rata basis from any loan proceeds up to $3,000,000. Currently, the Company has not obtained insurance on the assets against any type of loss or liability, but intends on obtaining it as soon as possible.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


Introduction

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.

     This Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission.


Plan of Operation

     We are not currently able to satisfy our ongoing cash requirements and will have to raise significant additional funds in the next three months in order to continue to operate our business. We have experienced difficulties meeting our payroll obligations and making timely payments to our existing creditors and have significantly reduced the total number of employees and closed a significant number of our offices and limited partnerships in the past three months in an effort to reduce our total operating expenses. In addition, we are currently not in compliance with the debt covenants under our existing financing agreements and have failed to pay required employee payroll taxes. There can be no guarantee that we will be able to obtain additional or adequate financing in the next three months or that we will be able to comply with our debt covenants under our existing financing agreements or arrange for satisfactory payment of the employee payroll taxes. A failure to obtain additional and adequate financing, comply with the debt covenants under our existing financing agreements, or arrange for payment of the delinquent employee payroll taxes could have a material adverse effect on our financial condition, business, and results of operations.

Results of Operations for the Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

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

     Total Revenues. Total revenues for the three months ended June 30, 2003 increased $316,829 from $63,013 for the three months ended June 30, 2002 to $379,842 for the three months ended June 30, 2003. However, management believes that a comparison of revenues from the second quarter of 2002 to the same period in 2003 is not meaningful because we operated as a mortgage broker only during the second quarter of 2002 and commenced our mortgage banking operations after the second quarter of 2002 and that revenues for the three months ended June 30,

     2003 are not necessarily indicative of future operating results because we have closed a significant number of our offices and limited partnerships that existed during this quarterly period. There can be no guarantee that we will not have to close additional offices and limited partnerships or that we will be able to replace the revenue previously generated by our closed offices and limited partnerships with increased loan volume at our remaining offices and limited partnerships or newly opened offices and limited partnerships.


         OPERATING EXPENSES

     Salaries and Related Expenses. Salaries and related expenses increased $84,453 from $263,380 for the three months ended June 30, 2002 to $347,833 for the three months ended June 30, 2003. This increase was primarily due to the establishment of the mortgage banking operations.

     Commissions. Commissions increased $122,403 from $0 for the three months ended June 30, 2002 to $122,403 for the three months ended June 30, 2003. This increase was primarily attributable to the hiring of employees with commission-based compensation subsequent to the quarterly period ended June 30, 2002.

     Other Operating Expenses. Other operating expenses increased $513,515 from $161,562 for the three months ended June 30, 2002 to $675,077 for the three months ended June 30, 2003. This increase was primarily attributable to the creation and development of our in-house loan-processing department and expenses related to the opening of additional offices.

     Warehouse Interest. Warehouse interest increased $51,666 from $0 for the three months ended June 30, 2002 to $51,666 for the three months ended June 30, 2003 due to the establishment of our mortgage banking operations.

     Occupancy and Other Office Expenses. Occupancy and other office expenses increased $11,640 from $22,609 for the three months ended June 30, 2002 to $34,249 for the three months ended June 30, 2003. This increase was primarily due to the increased number of offices and limited partnerships from approximately six as of June 30, 2002 to 17 as of June 30, 2003. Other office expenses include rent, telephone, and miscellaneous office expenses.

     Total Operating Expenses. Total operating expenses increased $783,677 from $447,551 for the three months ended June 30, 2002 to $1,231,228 for the three months ended June 30, 2003. This increase was primarily due to increase in the total number of offices and limited partnerships and the general increase in loan volumes. We intend to focus on reducing our total operating expenses in the remainder of fiscal 2003 including, without limitation, by reducing the total number of offices, limited partnerships, and employees.

         OTHER INCOME (EXPENSE)

     Interest Expense--Other. Interest & financing expense-other increased $89,445 from $37,354 for the three months ended June 30, 2002 to $126,799 for the three months ended June 30, 2003. This increase was primarily attributable to the establishment of our mortgage loaning operations and increased borrowings under our credit facilities. See Note 14 of the financial statements

Liquidity and Capital Resources

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

     Net cash provided by financing activities was $608,677 and $391,977 for the three months ended June 30, 2002 and 2003, respectively. Net cash provided by financing activities for quarterly periods ended June 30, 2002 and 2003 was primarily from borrowings under our existing financing agreements and cash sales of stock.

     Net cash used in operating activities was $594,675 and $544,147 for the three months ended June 30, 2002 and 2003, respectively.

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

     On February 12, 2002, Availent issued a $375,000 convertible note to Bobby Lutz, which note is convertible into shares of common stock at a conversion price of $1.00 per share and which is scheduled to mature on or about August 2003. The convertible note bears interest at a rate of 15% per annum and requires monthly interest payments. Availent is in compliance with all debt covenants under this note.

     To maintain its FHA lending certification, Availent must also comply with certain net worth requirements for HUD. HUD requires an adjusted net worth of $250,000. Availent's current adjusted net worth for HUD requirement purposes, as of June 30, 2003, amounted to $286,413. In addition, Subsequent to June 30, 2003, the Company entered into an agreement to purchase equipment from a vendor for a purchase price of $7,500,000. The equipment purchased was designed for the function of baking and food processing. As the Company is not engaged in this type of activity, the purpose of the purchase was for the Company to sell the equipment for cash in order to mitigate against any current or future instances of non-compliance with HUD guidelines regarding net worth and liquidity requirements in mortgage. The purchase price was paid through the issuance of 7,000,000 shares of the Company's common stock, valued at $3,500,000, and 7,000,000 shares of the Company's convertible preferred stock, valued at $3,500,000. The preferred stock is convertible at a ratio of one for one for common stock. The Company is currently negotiating securing a loan from a financial institution in the amount of $3,500,000 by collateralizing the equipment. The equipment currently is not covered by insurance for any type of loss, and an independent appraisal has not been performed on the property to verify the value. The Company intends to obtain insurance coverage as soon as possible, and an independent appraisal will be performed by the financial institution negotiating the loan with the Company. The loss of the FHA certification could be detrimental to the operations and financial condition of Availent.

     In addition, Availent failed to pay the required employee payroll tax returns for the last two fiscal quarters of 2002. As a result, Availent has delinquent payroll tax liabilities and related estimated penalties and interest of approximately $633,000. Although Availent has not entered into any formal repayment agreements with the respective tax authorities, Availent plans to make these required payroll tax payments as soon as practicable.

     Availent currently is unable to make timely payments to certain of its creditors, and has had to rely substantially on additional borrowings to fund its continuing operations and working capital needs. As of June 30, 2003, Availent had past due accounts payables and accrued expenses in the amount of approximately $1.275 million. Extensions have been offered and, in some cases, are being negotiated with certain of these creditors. If Availent is unable to make timely payments or is unable to negotiate extensions or favorable discounts and payment terms, Availent may not be able to fund its continuing operations and working capital needs and the operations, financial condition, and business of Availent may suffer materially or fail. Availent is currently seeking financing sources in order to fund Availent's outstanding payables and meet its ongoing trade obligations. These factors raise substantial doubt about Availent's ability to continue as a going concern. The auditor's report on the December 31, 2002 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern. Availent is attempting to increase revenues and reduce operating expenses in order to mitigate future losses and management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that Availent will be able to increase revenues, pay its payroll taxes or to raise additional capital.

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

Item 2. Changes in Securities.

     Availent issued the following securities during the period covered by this report without registering the securities under the Securities Act. All of the below issuances, offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Issuance of Stock

     On May 27, 2003, an individual purchased for $10,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 2,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years.

     On June 26, 2003, an individual purchased for $40,000 from the Company 80,000 shares of common stock plus warrants to purchase 8,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years.

     On June 13, 2003, an individual purchased for $50,000 from the Company 100,000 shares of the Company's common stock plus warrants to purchase 10,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years.

     In July 2003, the Company entered into an agreement to purchase equipment from a vendor. The purchase price was partially paid through the issuance of 7,000,000 shares of the Company's common stock, valued at $3,500,000 and 7,000,000 shares of the Company's convertible preferred stock, valued at $3,500,000. The preferred stock is convertible at a ratio of one for one for common stock. On hundred and eighty days from the stock issuance, if the common stock price is not at $0.25 per share, an additional 1,500,000 shares of common stock and 1,500,000 shares of convertible preferred stock will be issued to the vendor.


Conversion of Debt

     In April 2003, the Company entered into an agreement whereby an individual stockholder converted two notes payable aggregating $150,000 into shares of common stock for $.50 per share for a total of 300,000 shares. Additionally, for $100,000, the stockholder purchased 200,000 shares of the Company's common stock plus 20,000 warrants with an exercise price of $0.50 per share, to purchase the Company's common stock, within a 5-year term. The Company and the shareholder agreed to convert $46,957 of interest payable on the notes payable to the shareholder into a total of 81,250 shares of common stock in lieu of payments due.

     The Company was indebted to an attorney for legal fees incurred in the amount of $64,783. On May 15, 2003 the debt was satisfied through the issuance of 120,000 of the Company's common stock to the debtor, valued at $0.54 per share.

     On June 30, 2003, the Company was indebted to an individual for four separate notes payable aggregating $48,000. Total amounts owed to the individual, including accrued interest at June 30, 2003, aggregated $55,588. The notes, inclusive of accrued interest, have been satisfied through the issuance of 111,176 shares of the Company's common stock.

     On June 30, 2003, the Company was indebted to three individuals through four notes payable with principal amounts aggregating $46,000. Total amounts owed to the individuals, including accrued interest, at June 30, 2003 aggregated $52,721. The notes, inclusive of accrued interest, have been satisfied through the issuance of 105,442 shares of the Company's common stock.

Conversion of Notes Payable - Officers to Common Stock

     The Company was indebted to an officer of the Availent Mortgage, inc., and the officers' spouse, through the issuance of promissory notes aggregating $221,500, and bearing interest at 12% per annum. On May 16, 2003, the Company and the officer agreed to satisfy the debt the issuance of 221,500 of the Company's common stock, the conversion included $26,152 of accrued interest.

     The Company was indebted to an officer of Availent Financial, Inc., and the officers' spouse, through the issuance of promissory notes aggregating $615,000. One note for $290,000 and bearing interest at 13.8% per annum, and three notes aggregating $325,000 and bearing interest at 15% per annum. Total accrued interest owed related to these notes aggregated $128,518 through May 16, 2003. The debt was satisfied on May 16, 2003 through the issuance of 615,000 shares of the Company's common stock, the conversion included $128,519 of accrued interest.

Conversion of Commissions Payable

     In April 2003, an employee of the Company agreed to convert $39,000 of commissions payable to him into 78,000 shares of the Company's common stock.

Issuance of Common Stock in Consideration for Extension of Debt Terms

     The Company was indebted to a law firm for certain legal fees in the amount of $35,420. At April 30, 2003, the Company and the law firm agreed to a payment plan wherein the debt would be paid off in monthly installment of $3,542 beginning August 1, 2003. As consideration for the payment plan, the Company issued to the law firm 50,000 of the Company's common stock.

Grant of Stock Options

     In April 2003, the President of the Company was granted stock options, pursuant to the 2003 Equity Incentive Plan to purchase 550,000 shares of the Company common stock at $1.00 per share and an additional 100,000 shares of the Company's common stock at $1.50 per share. The options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant, with an expiration date on the tenth anniversary of the grant date.

     In April 2003, the President of Mortgage was granted options, under the 2003 Equity Incentive Plan, to purchase 250,000 shares of the Company's common stock at $1.00 per share. The options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant date.

     On June 30, 2003, the President of the Company and the President of Mortgage were granted options under the 2003 Equity Incentive Plan, to purchase 1,450,000 and 521,250 shares, respectively, of the Company's common stock at $0.50 per share. The options became fully vested on the grant date of June 30, 2003, with an expiration date on the tenth anniversary of the grant date. The options are exercisable provided that the Company was able to reduce their negative reported net worth, as reported on June 30, 2003, by $1,000,000, from the net worth reported at March 31, 2003.

     On June 30, 2003, the President of the Company and the President of Mortgage, pursuant to the 2003 Equity Incentive Plan, were each granted options to purchase 1,250,000 shares of the Company's common stock at $0.50 per share. The shares vest at a rate of 250,000 on December 31, 2003 and 250,000 on each succeeding date of December 31st until all options are vested with an expiration date on the tenth anniversary of the grant dates. The vesting of these options is contingent upon the continued employment of the individuals.

     On June 30, 2003, the Company granted a consultant, whose functions are commonly associated with the Chief Financial Officer (see Note 15) stock options, under the 2003 Equity Incentive Plan, to purchase 250,000 shares of the Company's common stock at $0.50 per share. The options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant date.

Item 3. Defaults Upon Senior Securities.

     Mortgage has failed to comply with certain covenants of its warehouse loan agreement. The covenants are to maintain a required tangible net worth or debt leverage ratios, as defined in the warehouse lending agreement. The failure to file and pay timely payroll tax returns also violates the agreement. These factors could cause the loss of the warehouse line and impact future loan agreements, as well as future warehouse lending agreements.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

Exhibit                        Description of Exhibit
  No.

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification by the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification by the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


        (b) Reports on Form 8-K.

None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 26, 2003         Availent Financial, Inc.
                               By:/s/PATRICK A. MCGEENEY
                                  --------------------------
                               Name: Patrick A. McGeeney
                                Title: President

Date:  August 26, 2003         By:/s/   DARREN J. CIOFFI
                                  --------------------------
                                  Name: Darren J. Cioffi
                                  Title: Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit                                     Description of Exhibit
  No.

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification by the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification by the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)