Form 10QSB
period 2003-09-30
AVAILENT FINANCIAL INC
filed 2003-11-19
CIK 88175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2003, there were 22,654,381 shares of common stock, par value $0.01 per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Item 3. Controls and Procedures.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1. Financial Statements.

The financial statements set forth below, along with filings for prior quarters, are currently undergoing review by the Company's independent public accountants, Massella & Associates, CPA, PLLC. The Company intends to make additional or supplemental disclosure, if any, if such disclosure is indicated by such review.


                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET


                                                                ASSETS


                                                                                       September 30,
                                                                                          2003       December 31,
                                                                                        (Unaudited)     2002
                                                                                       -----------  -----------
Current assets:
   Cash and cash equivalents ........................................................   $   4,804   $  194,346
   Mortgage loans held for sale, net ................................................     107,200    1,499,476
   Assets held for resale ...........................................................   7,500,000         --
   Advances to employees ............................................................         852       11,341
   Other receivables ................................................................       7,967       17,946
   Prepaid expenses
                                                                                           19,138       46,217
                                                                                       -----------  -----------
          Total current assets ......................................................   7,639,961    1,769,326
                                                                                       -----------  -----------
Property and equipment, net .........................................................     132,414      134,291
Intangible assets, net ..............................................................      39,570       63,746
Deferred financing costs, net .......................................................      13,342       37,354
Security deposits ...................................................................       2,757        2,757
                                                                                       -----------  -----------
          Total assets ..............................................................  $7,828,044   $2,007,474

    See accompanying notes to consolidated financial statements (unaudited).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                             September 30,
                                                                                                  2003        December 31,
                                                                                               (Unaudited)       2002
Current liabilities:                                                                         -------------  -------------
   Warehouse line of credit payable ......................................................   $    105,057    $ 1,465,295
    Note payable - bank ..................................................................         50,000         50,000
    Mortgage escrow payable ..............................................................             57          6,856
    Current portion of capital lease obligations .........................................         11,809          8,009
    Notes payable - convertible ..........................................................         53,000           --
    Notes payable - officers .............................................................         40,697        249,000
    Notes payable - shareholders .........................................................        135,000      2,271,000
    Notes payable ........................................................................        900,000         48,000
    Accounts payable .....................................................................      1,102,910        289,372
    Accrued expenses .....................................................................        433,315        465,555
    Payroll taxes payable ................................................................        533,524        266,816
    Due to officers ......................................................................         13,094         22,784
                                                                                             -------------  -------------
          Total current liabilities ......................................................      3,378,463      5,142,687

Long term portion of capital lease obligations
                                                                                                     --            5,913
                                                                                             -------------  -------------
          Total liabilities ..............................................................      3,378,463      5,148,600

Commitment and contingencies

Minority interest
                                                                                                  107,953         78,634
                                                                                             -------------  -------------
Stockholders' equity (deficiency)
    Convertible preferred stock, $0.01 par value; 10,000,000
      shares authorized, 7,000,000 issued and outstanding (no liquidation
       preference) .......................................................................         70,000           --
    Common stock, $0.01 par value; 100,000,000 authorized,
       21,897,802 and 9,096,568 respectively, issued and outstanding .....................        218,981         90,966
    Additional paid-in capital ...........................................................     15,424,682      4,006,321
    Deferred compensation ................................................................       (479,439)      (692,245)
    Deferred consulting services .........................................................     (1,378,644)    (2,725,868)
    Accumulated deficit ..................................................................     (9,512,738)    (3,897,720)
                                                                                             -------------  -------------
                                                                                                4,342,842     (3,218,546)

Less: common stock held in treasury at cost, 121 shares ..................................         (1,214)        (1,214)
                                                                                             -------------  -------------
    Total stockholders' equity (deficiency) ..............................................      4,341,628     (3,219,760)
                                                                                             -------------  -------------
    Total liabilities and stockholders' equity (deficiency) ..............................   $  7,828,044    $ 2,007,474
                                                                                             -------------  -------------

   See accompanying notes to consolidated financial statements (unaudited).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                            Three months ended                        Nine months ended
                                                            ------------------                        -----------------
                                                          2003                   2002                2003                 2002
Revenue                                                -------------          -------------       -------------      -------------
   Gain on sales of mortgages, brokerage
     income and loan origination, fees, net            $   117,043            $  293,472          $  706,264         $   406,288
                                                       -------------          -------------       -------------      -------------
          Total revenues                                   117,043               293,472             706,264             406,288
                                                       -------------          -------------       -------------      -------------

Operating expenses:
    Salaries and related expenses                          504,659               398,349           1,429,374             835,937
    Commissions                                             53,362               132,580             252,396             132,580
    Occupancy and other office expenses                     33,114                15,737             110,296              50,968
    Warehouse interest                                      21,915                     -              92,458                   -
    Other operating expenses                               380,784               348,691           2,170,516             937,228
                                                       -------------          -------------      -------------       -------------
          Total operating expenses                         993,834               895,357           4,055,040           1,956,713
                                                       -------------          -------------      -------------       -------------
Loss before minority interest and
   other income (expense)                                 (876,791)             (601,885)         (3,348,776)         (1,550,425)

Minority interests
                                                           (57,017)               17,090             (19,920)             45,541
                                                       -------------          -------------      -------------       -------------

Loss before other income (expense)                        (933,808)             (584,795)         (3,368,696)         (1,504,884)
                                                       -------------          -------------      -------------       -------------
Other income (expense):
    Cancellation of consulting services
    (contract in dispute see Note 15)                            -                     -          (1,246,114)                  -
    Interest and financing expense                        (732,734)              (97,163)         (1,001,131)           (180,491)
    Gain on sale of property                                     -                     -                 862                   -
    Interest income                                              -                     -                  61                   -
                                                       -------------          -------------      -------------       -------------
          Total other income (expense)                    (732,734)              (97,163)         (2,246,322)           (180,491)
                                                       -------------          -------------      -------------       -------------
Net loss from operations                                (1,666,542)             (681,958)         (5,615,018)         (1,685,375)

Other comprehensive loss:
   Net unrealized (loss) gain on securities                      -               (29,340)                  -            (623,296)
                                                       -------------          -------------      -------------       -------------
Comprehensive loss                                     $(1,666,542)            $(711,298)        $(5,615,018)        $(2,308,671)
                                                       =============          =============      =============       =============
Basic loss per common share                            $     (0.09)            $   (1.08)        $     (0.35)        $     (2.68)
                                                       -------------          -------------      -------------       -------------


    See accompanying notes to consolidated financial statements (unaudited).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                            2003            2002
                                                        ------------   ------------
Cash flows from operating activities:
    Net loss ........................................   $(5,615,018)   $(1,685,375)
    Adjustments to reconcile net less to net cash
      used in operating activities:
        Accretion of discount on notes payable
          charged to interest expense ...............        44,798           --
        Depreciation and amortization ...............        78,287         29,385
        Gain on disposal of fixed asset .............           862           --
        Non-cash interest expense and other .........        10,550         19,256
        Minority interest in limited partnerships ...        19,920        (68,285)
        Amortization of deferred service costs ......       526,413           --
        Cancellation of service contract ............     1,246,114           --
        Issuance of shares in lieu of compensation ..       179,694           --
        Issuance of shares for financing ............       712,412           --
        Contribution of capital from officers through
          forgiveness of unpaid salaries and interest        95,000           --
    Changes in operating assets and liabilities:
        Decrease in mortgage loans held for sale ....     1,392,276           --
        Decrease in other receivables ...............         9,979           --
        Decrease (increase) in prepaid expenses .....        27,079        (29,723)
        Decrease in advances to employees ...........        10,489           --
        Increase in security deposits ...............          --             (472)
        Decrease in warehouse line of credit ........    (1,360,238)          --
        Decrease in mortgage escrow payable .........        (6,799)          --
        Increase in accounts payable ................       813,538        389,463
        Increase in accrued expenses ................       376,932        246,601
        Increase in payroll taxes payable ...........       266,708           --
        Decrease in due to officers
                                                             (9,690)          --
                                                        ------------   ------------
          Net cash used in operating activities .....    (1,180,694)    (1,099,150)
                                                        ------------   ------------
Cash flows from investing activities:
    Purchase of property and equipment ..............       (36,634)       (86,065)
                                                        ------------   ------------
          Net cash used in investing activities .....       (36,634)       (86,065)
                                                        ------------   ------------
Net cash used in operating and investing activities .   $(1,217,328)   $(1,185,215)
                                                        ------------   ------------

    See accompanying notes to consolidated financial statements (unaudited).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (cont'd)
                                   (UNAUDITED)

                                                                           2003             2002
                                                                       ------------   ------------
Net cash used in operating and investing activities
    (from previous page) ...........................................   $(1,217,328)   $(1,185,215)
                                                                       ------------   ------------
Cash flows from financing activities:
    Proceeds from notes payable ....................................       400,000      1,096,577
    Proceeds from notes payable - convertible ......................        53,000           --
    Payments on notes payable - shareholders .......................        (5,000)          --
    Payments on capital lease obligations ..........................        (2,114)        (4,192)
    Contributed capital from limited partnerships-minority interest         12,300         53,770
    Capital distribution to limited partner ........................        (2,900)          --
    Sale of common stock                                                   572,500         37,000
                                                                       ------------   ------------
            Net cash provided by financing activities ..............     1,027,786      1,183,155

Net decrease in cash and cash equivalents ..........................      (189,542)        (2,060)

Cash and cash equivalents, beginning of year........................       194,346          4,588
                                                                       ------------   ------------
Cash and cash equivalents, end of year .............................   $     4,804    $     2,528
                                                                       ============   ============
Supplemental disclosure of non-cash information:
      Cash paid during the year for:
               Interest ............................................   $    42,815    $   106,594
                                                                       ============   ============
               Income taxes ........................................   $      --      $      --
                                                                       ============   ============
Schedule of non-cash investing and financing activities:

Issuance of common stock for redemption
  of  preferred stock ..............................................   $      --      $   120,000
                                                                       ============   ============
Issuance of notes payable in exchange for
  redemption of preferred stock ....................................   $      --      $    80,000
                                                                       ============   ============
Reduction of debt in connection with beneficial
  conversion value of warrants .....................................   $    70,666    $      --
                                                                       ============   ============
Conversion of notes payable to common stock ........................   $ 2,388,000    $      --
                                                                       ============   ============
Contribution to capital from officers forgiveness of unpaid salaries   $    95,500    $      --
                                                                       ============   ============
Conversion of accrued expenses to common stock .....................   $   431,939    $      --
                                                                       ============   ============
Issuance of common stock for services ..............................   $   425,303    $      --
                                                                       ============   ============

    See accompanying notes to consolidated financial statements (unaudited).

                                          Common Stock,         Preferred Stock,
                                          $0.01 Par Value       $0.01 Par Value
                                          ---------------       ----------------      Additional
                                           Number of             Number of              Paid In       Deferred
                                   Date    Shares       Amount    Shares       Amount   Capital       Services
                                  ------ ------------  --------------------   ---------------------  --------------
Carryforward balance                      13,610,202   $136,105          -     $    -   $7,886,452   $  (1,905,057)

Issuance of
shares for services               Jul-03      80,000        800          -          -       39,200               -

Issuance of shares
for guarantee of financing        Jul-03     435,000      4,350          -          -      213,150               -

Issuance of shares for change
in financing terms                Jul-03     200,000      2,000          -          -       98,000               -

Issuance of shares in lieu of
compensation                      Jul-03     127,500      1,275          -          -       62,475               -

Issuance of shares in lieu of
compensation                      Aug-03      84,500        845          -          -       41,405               -

Issuance of shares for extension
of debt terms                     Aug-03     200,000      2,000          -          -       98,000               -

Issuance of shares for financing  Aug-03      22,500        225          -          -       17,137               -

Issuance of shares for purchase
of assets
to be held for sale.              Aug-03   7,000,000     70,000  7,000,000     70,000    6,860,000               -

Sale of common stock              Aug-03       6,000         60          -          -        2,940               -

Issuance of shares in lieu of
compensation                      Sep-03       2,500         25          -          -        1,225               -

Sale of common stock              Sep-03     119,000      1,190          -          -       58,310               -

Issuance of shares for
financing                         Sep-03      10,600        106          -          -        5,194               -

Fair market value of warrants
issued in
connection with financing         Sep-03           -          -          -          -       41,194               -

Amortization of deferred services
for the period                    Sep-03           -          -          -          -            -         526,413

Pending settlement                Sep-03           -          -          -          -            -               -

Net loss for the period           Sep-03           -          -          -          -            -               -

                                -------- ----------- ---------- -----------  --------- ------------  --------------
Balance at September 30, 2003             21,897,802   $218,981  7,000,000    $70,000  $15,424,682    $ (1,378,644)
                                         =========== ========== ===========   ======== ============  ==============

                                                Deferred       Treasury      Accumulated
                                                Compensation    Stock        Deficit         Total
                                              --------------- ------------  -------------  -------------

Carryforward balance                           $   (692,245)   $  (1,214)   $(3,897,720)   $ 1,526,321

Issuance of
shares for services              Jul-03
                                                          -            -              -         40,000
Issuance of shares
for guarantee of financing       Jul-03
                                                          -            -              -        217,500
Issuance of shares for change
in financing terms               Jul-03
                                                          -            -              -        100,000
Issuance of shares in lieu of
compensation                     Jul-03
                                                          -            -              -         63,750
Issuance of shares in lieu of
compensation                     Aug-03
                                                    (34,444)           -              -          7,806
Issuance of shares for extension
of debt terms                    Aug-03
                                                          -            -              -        100,000
Issuance of shares for financing Aug-03
                                                          -            -              -         17,362
Issuance of shares for purchase
of assets
to be held for sale.             Aug-03
                                                          -            -              -      7,000,000
Sale of common stock             Aug-03
                                                          -            -              -          3,000
Issuance of shares in lieu of
compensation                     Sep-03
                                                          -            -              -          1,250
Sale of common stock             Sep-03
                                                          -            -              -         59,500
Issuance of shares for
financing                        Sep-03
                                                          -            -              -          5,300
Fair market value of warrants
issued in
connection with financing        Sep-03
                                                          -            -              -         41,194
Amortization of deferred services
for the period                   Sep-03
                                                          -            -              -        526,413
Pending settlement               Sep-03
                                                    247,250            -              -        247,250
Net loss for the period          Sep-03
                                                          -            -     (5,615,018)    (5,615,018)

Balance at September 30, 2003                 --------------  -----------  -------------  -------------
                                              $    (479,439)   $  (1,214)   $(9,512,738)   $ 4,341,628
                                              ==============  ===========  =============  =============

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)



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

          During the six months ended June 30, 2003, Mortgage had a majority interest in seventeen limited liability partnerships that are considered subsidiaries of the Company. Eleven limited partnerships have terminated operations at the request of the limited partners as of June 30, 2003, the expenses to wind down will be deminimus. The limited liability partnerships originate mortgages, which are processed by the Company. Although partnership interests vary, Mortgage owns a majority interest in each of the partnerships. Each entity has acquired state approvals or licenses required to broker residential mortgage loans. Subsequent to the quarter ended June 30, 2003 an additional partnership has terminated operations at the request of the limited partner.

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE  1    -      ORGANIZATION, HISTORY AND NATURE OF BUSINESS (cont'd)

          Stock split

          In January 2003, the Board of Directors resolved to reverse split (the "Reverse Split") their issued and outstanding common stock, par value $0.01 per share, on a one for ten basis. All share and per share amounts have been adjusted to reflect the reverse stock split.

          Assets held for resale

          In July 2003, Availent-TX purchased equipment held for resale in exchange for stock and a note payable (see Note 5). The purpose of the equipment purchase was to enter into a business endeavor in order to increase cash flows as well as the Company's net worth.

NOTE  2  -    BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2003 and the results of the operations and cash flows for the nine months ended September 30, 2003 and 2002. The results for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE  3  -    GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of September 30, 2003, the Company's accumulated deficit was $9,432,081. In addition, the Company has had losses from operations of $3,039,935 and $857,785 for the years ended December 31, 2002 and 2001, respectively, and $5,615,018 for the nine months ended September 30, 2003. As a result of these factors, the auditor's report on the December 31, 2002 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

          The Company is in default of various debt obligations as more fully described forthwith. In addition, the Company has failed to pay the required payroll tax returns for the last two quarters of 2002, and the first three quarters of 2003. As a result, the Company has delinquent payroll and related payroll tax liabilities of approximately $730,000, inclusive of accrued interest and penalties. The delinquent payroll tax filings are also a violation of the Company's warehouse loan agreement. The failure to file and pay timely payroll tax returns violates the agreement, and therefore could cause the loss of the warehouse line and impact future loan agreements, as well as future warehouse lending agreements.

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

NOTE  4  -    RECENT ACCOUNTING PRONOUNCEMENTS

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE  4  -    RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

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

NOTE   5 -    ASSETS HELD FOR RESALE

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

          The purchase price was paid through the issuance of 7,000,000 shares of the Company's common stock, valued at $3,500,000, and 7,000,000 shares of the Company's convertible preferred stock, valued at $3,500,000. The preferred stock is convertible at a ratio of one for one for common stock. One hundred eighty days from the date of stock issuance, if the common stock price is not at least $0.25 per share, an additional 1,500,000 shares of common stock, and 1,500,000 shares of convertible preferred stock will be issued to the vendor.

          The convertible preferred stock is convertible one year and one day from the date of the agreement, and continues for a period of up to three years. The shares are non-voting, bear no liquidation preferences and are subordinate to certain senior debt secured by the assets.

          The remaining $500,000 due to the vendor will be paid in cash from the funds from the resale of the equipment. Installment payments on the amount due are equal to 20% of the gross proceeds from any resale of the equipment. The amount due to the vendor is included in notes payable on the accompanying consolidated balance sheet.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE   5 -    ASSETS HELD FOR RESALE (cont'd)

          The Company is negotiating a loan from a financial institution in the amount of $3,500,000 by collateralizing the equipment. For loans obtained by collateralizing the equipment, as set forth in the agreement, the balance due to the vendor shall be paid on a pro rata basis from any loan proceeds up to, or above $3,000,000.

NOTE   6 -    WAREHOUSE LINE OF CREDIT PAYABLE

         At September 30, 2003, the Company has a warehouse line of credit with a financial institution providing up to $5,000,000 of funds, secured by mortgage loans held for sale. The line is to be used specifically to fund mortgage loans in the normal course of business. In addition, the loans must have purchase commitments before any amounts may be drawn against the line. The line of credit is subject to interest at the greater of LIBOR and 4% per annum or the Federal Funds rate and 4% annum. Interest is increased by 4% and principal is reduced by 5% if the loan is not purchased within 45 days of acquisition date.

         The line is collateralized by a security interest in and to all of Mortgage's right, title and interest in each mortgage loan pledged to the Company, each purchase commitment in existence and the proceeds of the foregoing. The line of credit is subject to termination at the discretion of the lender. The line requires certain escrow funds being held, insurance requirements and financial covenants. The agreement considers delinquent tax filings to governmental authorities as a violation of the agreement. At September 30, 2003 the Company had violated this stipulation of the agreement through delinquent payroll tax deposits and filings.

NOTE  7  -    MORTGAGE ESCROW PAYABLE

          At September 30, 2003, $57 of mortgage escrow payable is due for escrows on unsold loans. The related cash is being held in the Company's operating account and is included as a component of current assets, and its related liability is reflected as a component of current liabilities. According to HUD guidelines, the escrow amounts should be segregated and not commingled with any operating funds. The Company is currently not in compliance with this requirement.

NOTE  8   -   NOTE PAYABLE - BANK

          Note payable at September 30, 2003 consists of a note due to a financial institution in the amount of $50,000 bearing interest at a rate of 7.5%. The notes maturity date has been extended to November 1, 2003 and is secured by certain equipment, leasehold improvements, and furniture and fixtures.

          Interest expense on the note totaled $2,813 for the nine months ending September 30, 2003 and is included in the consolidated statement of operations in the accompanying financial statements.

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

          At September 30, 2003, the Company has computer equipment it acquired under the provisions of capital leases. Under the leases, the cost of the equipment has been capitalized and is subject

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES (cont'd)

          to the Company's depreciation policies. The obligations are due in varying monthly installments of principal and interest. The Company is delinquent on the obligations and therefore, under the terms of the lease agreements, the leases are in default status. The obligations, therefore, have been classified as current on the accompanying consolidated balance sheet.

NOTE 10 - NOTES PAYABLE - SHAREHOLDERS

          In July 2001, the Company executed promissory notes aggregating $50,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in July 2002. In July 2002 the Company extended the maturity date of the notes. The notes were currently due in June 2003, and at June 30, 2003, the notes are in default and are currently continuing to accrue interest. No penalty has been accrued for this default as of September 30, 2003, as there was no stated penalty provision in the promissory note and the note holders have not taken any action. The notes have accrued interest of $16,562, which is included in accrued expenses on the accompanying consolidated balance sheet.

          In August 2001, the Company executed promissory notes aggregating $60,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in August 2002. In August 2002 the Company extended the maturity of the date of one note, within principal amount of 10,000 to June 2003. As of September 30, 2003, the notes are currently in default and are continuing to accrue interest. No penalties have been accrued for these defaults at September 30, 2003, as there was no stated penalty provision in the promissory note and the note holders have not taken any action. The notes have accrued interest of $19,117, which is included in accrued expenses on the accompanying consolidated balance sheet.

          In November 2002, the Company executed promissory notes aggregating $22,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in March 2003. In addition, the shareholders are to receive 275 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. In March 2003, the shareholders extended the terms and maturity date of the notes to June 2003. On June 30, 2003, one note, with a principal balance of $12,000, was satisfied through a conversion of the note, including accrued interest, to 26,328 shares of common stock (see Note 15). The remaining note has a balance due of $5,000 at September 30, 2003 and in default and is continues to accrue interest. No penalty has been accrued for this default at September 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The remaining note has accrued interest of $1,351, which is included in accrued expenses on the accompanying consolidated balance sheet.

          In December 2002, the Company executed promissory notes aggregating $20,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in April 2003. In April 2003, the shareholders extended the terms and maturity date of the notes to June 2003. In addition, the shareholders are to receive 250 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. On June 30, 2003, one note with a

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 10 - NOTES PAYABLE - SHAREHOLDERS (cont'd)

          principal balance of $10,000 was satisfied through the conversion of the note, including accrued interest, to 21,578 shares of common stock (see Note 15). The remaining note is in default and is continuing to accrue interest. No penalty has been accrued for this default at September 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The remaining note has accrued interest of $1,232, which is included in accrued expenses on the accompanying consolidated balance sheet.

          The Company executed four promissory notes aggregating $34,000 to an individual shareholder as follows: $14,000 originating in February 2002, $10,000 originating in March 2002 and $3,000 and $7,000 originating in November 2002. In addition, the shareholder is to receive 125 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. The notes bear interest at a rate of 15% per annum and due and payable in the first quarter of fiscal 2003. The shareholder extended the terms and maturity dates of the notes to June 2003. At June 30, 2003, the notes, which originated in February and March 2002, aggregating $24,000, were satisfied through a conversion of the notes to 57,536 shares of common stock (see Note 15). The remaining notes, aggregating $10,000, are in default and are continuing to accrue interest. No penalty has been accrued for this default at September 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The remaining notes have accrued interest of $1,298 included in accrued expenses on the accompanying consolidated balance sheet.

          The Company executed two promissory notes to an individual shareholder aggregating $150,000. The first note for $100,000 originated November 2001 and bore interest at a rate of 18% per annum through August 2002 and 12% per annum thereafter, and the second a $50,000 note which originated April 2002, bore interest at 15% per annum. The notes were due during the last quarter of fiscal 2002 and were extended to June 2003. For the extension, the note holder received 1,525 post-split shares of the Company's common stock, which was held by Availent-TX. In April 2003 the notes were converted to 381,250 shares of common stock (see Note 15).

          The Company issued promissory notes aggregating $1,355,000 to a shareholder/investment management company ("the Lender") in four promissory notes during the year ended December 31, 2002, with interest rates ranging from 14% to 18% in consideration for certain fees, common stock, and warrants. In April 2003, the obligation for the principal amounts of the notes has been satisfied through an agreement between the Lender and the Company (See Note 15). Total accrued interest on these notes to April 2003 aggregated $63,359 and is included in accrued expenses on the consolidated balance sheet at September 30, 2003.

NOTE 11 - NOTES PAYABLE - CONVERTIBLE

          On September 18, 2003, the Company entered into a loan agreement with an individual whereby the individual lent the Company $53,000. The loan is due January 13, 2004 and bears interest at a rate of 15% per annum. As additional consideration for the loan, the Company issued the individual 10,600 shares of its common stock, which contains "piggyback" registration rights. The individual, at any time prior to the maturity date, has the right to convert the loan into shares

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 11 - NOTES PAYABLE - CONVERTIBLE (cont'd)

          of the Company's common stock at a 20% discount of the trading price per share on the conversion date. As collateral to secure repayment of the loan, the Company executed a security agreement covering certain equipment. Such equipment is encumbered only by a lien securing a $375,000 promissory note. The Company recorded $5,300 as interest and financing expense in the accompanying consolidated statement of operations for the value of the 10,600 shares of common stock issued. Accrued interest of $331 is included in accrued expenses in the accompanying consolidated balance sheet. On November 3, 2003, the Company amended the loan agreement whereby the conversion price into which the loan maybe converted is equal to the trading price per share on the conversion date, less 60%. If the Company's common stock is not trading at the time of conversion, then the conversion price will be equal to $0.50, less 60%.

NOTE  11 -    NOTES PAYABLE

          The Company executed four promissory notes aggregating $48,000 to an individual as follows: $15,000 originating in February 2002, $27,000 originating in October 2002, $3,000 originating in November 2002, and $3,000 originating in December 2002. The notes bore interest at rates of 15% to 18% per annum and were due and payable in the first quarter of fiscal 2003. The Company extended the maturity dates of the notes to June 2003. On June 30, 2003, the notes had accrued interest of $7,591 and were satisfied through the conversion of the debt, and related accrued interest, to common stock. (See Note 15).

          On February 12, 2003 the Company entered into a loan agreement with an individual, whereby the individual lent the Company $375,000, for working capital purposes, at a rate of 15% per annum. The individual agreed to lend the Company an additional $125,000 upon the filing of an SB-2 registration statement with the SEC. Principal amounts were due in August 2003 and interest is due and payable monthly. As additional consideration for the loan, the Company issued 275,000 warrants to purchase the Company's common stock at an exercise price of $1.00 per share. The warrants expire within 60 months of the execution of the note. The Company has valued the warrants at $44,798 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the related debt to the warrants using the relevant fair value of the debt and warrants to the actual proceeds from the debt. The Company recorded $44,798 as a discount to the debt and this amount has been accreted to interest expense as of September 30, 2003. In July 2003, the individual and the Company entered into an agreement regarding new repayment terms and order of preference regarding the repayment of the principal amount of 375,000. In consideration for these new terms, the Company issued 200,000 shares of the Company`s common stock valued at $100,000. In August 2003, the Company extended the terms of the note until September 30, 2003. As consideration for the extension, the Company issued 200,000 shares of the Company's common stock, valued at $100,000. The related financing expenses from the July and August agreements are included in other income and expense on the accompanying consolidated statement of operations and comprehensive loss. As of September 30, 2003, the notes are in default for the aggregate principal amount of $375,000. No penalty has been accrued for this default at September 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. On

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  11 -    NOTES PAYABLE (Cont'd)

          August 30, 2003, the individual entered into an additional loan agreement with the Company for an additional $25,000. The loan bears interest at a rate of 10% per annum and matures on August 18, 2004.

          In July 2003, the Company entered into an agreement to purchase equipment from a vendor for a purchase price of $7,500,000. The Company satisfied $7,000,000 of the purchase price through the issuance of the Company's common and preferred stock (see Note 5). The remaining $500,000 due to the vendor was financed in the form of a note payable. The note is non-interest bearing and is for a term of five years. The note will be paid in cash in installment payments equal to 20% of the gross proceeds from any resale of the equipment. Should the Company obtain a loan by collateralizing the equipment, than the note shall be satisfied from reductions in the loan proceeds, but only where such net loan proceeds exceed $3,000,000, otherwise only a pro-rata amount shall be due from the net loan proceeds in excess of $500,000. If after 36 months from the date of the note no resale of the equipment has occurred, or loan proceeds obtained, the note will become due and the equipment will be placed at auction, with the cash proceeds of the auction to be utilized to pay the note.

          Interest expense for the nine months ended September 30, 2003 on the above notes aggregated $67,889.

NOTE  12   -  ACCRUED EXPENSES

         Accrued expenses consist of the following at September 30, 2003:

                  Payroll tax penalties and interest           $       196,695
                  Interest                                             105,514
                  Services                                              86,080
                  Payroll                                               40,738
                  Other
                                                                 -------------
                                                                         4,288

                           Total                               $       433,315
                                                                 =============

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         Operating leases

          The Company has entered into a non-cancelable operating lease for office space. The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 13 - COMMITMENTS AND CONTINGENCIES (cont'd)

         Operating leases (cont'd)

         The approximate future minimum rentals under the non-cancelable operating lease in effect on December 31, 2002 is as follows:

                      2003                  $           54,344
                      2004                               6,793
                                            ------------------
                                            $           61,137
                                            ==================

          Total rent expense under the operating lease for the nine months ended September 30, 2003 was $72,154.

          The Company is obligated to the limited liability partnerships for rent payments for office space in varying amounts for each office. The approximate future minimum payments for rent under the service agreements with each partnership, adjusted for partnerships terminated during fiscal 2003, in effect on December 31, 2002 are as follows:




                      2003                    $           17,250
                      2004                                16,200
                      2005                                16,200
                      2006                                16,200
                      2007                                16,200
                                              ------------------
                                              $           82,050
                                              ==================

          Total rent expense related to the above agreements for the nine months ended September 30, 2003 was $12,938. The agreements are for a term of ten years each.

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

          Employment agreements

          In April 2003, the Company entered into a formal employment agreement with the Regional Sales Manager of the Company. The agreement is for a term of three years with an annual salary of $78,000. The employee received 80,000 shares of the Company common stock as additional consideration for the agreement. (See Note 15). The employee will also receive 10 basis points

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES (cont'd)

          Employment agreements (cont'd)

          per month on gross mortgage loan volume the employee is responsible for creating. The employee also became a participant in the Company's 2003 Equity Incentive Plan and was granted non-qualified options to purchase 170,800 share of the Company's Common stock at $1.00 per share. The options vest pursuant to a vesting schedule as defined under the stock option agreement.

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

          Lack of insurance

          The Company had not maintained any liability insurance or any other form of general insurance prior to June 2002. In July 2002, the Company obtained professional liability and general insurance, which was retroactive to May 2001. The policy, however, does not specifically


          Lack of insurance (cont'd)

          mention the wholly owned subsidiaries or the majority owned partnerships and therefore coverage for these entities is uncertain. The Company is also lacking insurance coverage for workmen's compensation, disability, and business discontinuance. Management plans to obtain coverage by December 31, 2003. In December 2002, the Company obtained Directors and Officers Liability Insurance. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

          Payroll taxes

          As of September 30, 2003, the Company owes approximately $730,000 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  13    -      COMMITMENTS AND CONTINGENCIES (cont'd)

          Litigation (cont'd)

          believes that Ball has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of Ball. On June 30, 2003, the Company and Ball entered into a settlement agreement, whereby each party releases the other and for such Ball will receive 250,000 shares of the Company's common stock, which will entitle Ball to registration and piggyback registration rights. At September 30, 2003, the Company had not yet cancelled the 700,000 shares, nor issued the new 250,000 shares to Ball. Upon the issuance and cancellations of shares, the Company will record an increase in stockholders equity of $568,630, as a result of the net decrease in the shares issued to Ball previously recorded as deferred merger costs.

          The Company has also received a demand from legal counsel to a former employee whom is seeking delivery of 700,000 shares of common stock in connection with claims regarding a disputed oral agreement between Availent-TX and the former employee prior to the merger. The Company disputes the former employee's claims regarding the oral agreement and believes that the former employee has not earned, is not entitled to, and has otherwise forfeited all rights, if any ever existed, to the 700,000 shares of common stock, in part, because of material misrepresentations made by, and nonperformance on the part of, the former employee. During the quarter ended September 30, 2003, the Company has offered to settle the dispute with the former employee wherein the former employee will receive 250,000 shares of the Company's common stock, which will entitle the former employee to registration and piggyback registration rights. At September 30, 2003, the settlement has not been accepted, however, the Company has expensed the value of the 250,000 share issuance of $247,250 as a reduction to deferred compensation on the accompanying consolidated balance sheet, and as salaries and related expense on the accompanying consolidated statement of operations and comprehensive loss.

          The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

          Settlement of Accrued Expenses

          On July 14, 2003, the Company entered into a settlement agreement for $86,080 for amounts due to a consultant. Under the terms of the agreement, the Company will pay the consultant $10,000 upon the Company's receipt of $500,000 under it's Private Placement Memorandum ("PPM") (See Note 15). The Company will not have a payment obligation to the consultant out of the next $630,000 received under the PPM unless certain parties designated to receive the funds from the PPM elect to defer those payments. If these parties elect to defer the payments, then 5% of the unused funds will be paid to the consultant. In addition, the consultant is entitled to receive 10% of any funds received from the PPM in excess of $1,130,000. The Company also agreed to pay the consultant any remaining balance due if the Company receives a total of $2,000,000 under the PPM. If the consultant has not been paid in full by the time the Company files any Form SB-2 offering, then any balance due to the consultant will be paid in full within 5 business days of the filing. Any unpaid balance due to the consultant after October 1, 2003 will begin accruing interest at 12% per year. Regardless of anything above, any outstanding balance is due and

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  13    -      COMMITMENTS AND CONTINGENCIES (cont'd)

          Settlement of accrued expenses (cont'd)

          payable no later than December 31, 2003. The settlement agreement further states that the consultant has the option to convert any unpaid amount due into shares of the Company's common stock at $0.50 per share. At September 30, 2003, the amount due to the consultant is $86,080 and is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE  14  -   MINORITY INTERESTS

          The Company's minority interest on the consolidated balance sheet includes the minority interest in seventeen limited liability partnerships, which Mortgage has a controlling interest in. These partnerships originate mortgages, which are processed by Mortgage. These partnerships predominantly operate in the Southwestern United States. As of September 30, 2003, twelve partnerships have terminated their operations at the request of the limited partners. Expenses related to winding down these partnerships are expected to be deminimus.

          The assets of each partnership remain on the Company's consolidated balance sheet and are managed by the Company. All of the partnerships, which the Company has an agreement with, are majority owned and are for a term of 10 years. Profits and losses are allocated pro rata, based on the partner respective percentage partnership interest. However, after the allocation of pro rata losses a limited partners capital balance cannot have a negative balance. If the limited partner has no remaining capital balance, all losses are allocated to the general partner, which is the Company. For the nine months ended September 30, 2003, net operating losses include operations from the limited liability partnerships in operation during the first three quarters of fiscal 2003. Ten of the partnerships had net operating losses aggregating approximately $113,000, and the remaining seven partnerships had income from operations aggregating approximately $77,000. In accordance with the partnership agreements, the partnerships were allocated approximately $31,000 of income from operations from those partnerships with net operating income, and approximately $11,000 of the aggregate net operating losses from those partnerships with net operating losses. The net expense to the Company of $19,920 has been classified as minority interest on the accompanying statement of operations. At September 30, 2003, assets of $116,091 and liabilities of $127,181 for these limited liability partnerships are included on the balance sheet along with the minority interest balance of $107,953.

NOTE  15  -   STOCKHOLDERS' EQUITY

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  15  -   STOCKHOLDERS' EQUITY (cont'd)

          Issuance of Common Stock and Warrants in Consideration for Debt Financing (cont'd)

          common stock. The shares of Company common stock issued by Availent-TX were obtained in the Ball transaction as described later on. The spouse of one of the founding shareholders of Availent-TX has personally guaranteed this loan and pledged an annuity contract as collateral to the Lender. As consideration for this guarantee the spouse was compensated by the Company.

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

          In February 2003, the Company and the Lender entered in to an Agreement that included the Lender's release of the collateral held relating to the November 12, 2002 agreement, which was the founding shareholders of Availent-TX pledged common shares of the Company. In consideration for the provisions in this agreement the Lender nullified all previous warrant agreements and was issued four warrants to purchase 100,000, 31,100, 360,000 and 100,000, or a total of
          590,100 shares of the common stock of the Company for an exercise price of $1.00 per share at any time during a thirty six (36) month period commencing on the date shares of the Company are registered with the Securities and Exchange Commission ("SEC") for sale to the

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  15  -   STOCKHOLDERS' EQUITY (cont'd)

          Issuance of Common Stock and Warrants in Consideration for Debt Financing (cont'd)

          public. Additional provisions provide that if the Company receives funding of $5 million or more, including the proceeds from the sale of common stock following the registration of such stock with the SEC for sale in the public markets, the payment terms of the Lender's loans are accelerated. The Company has valued the warrants at $61,947 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the related debt to the warrants using the relevant fair value of the debt and warrants to the actual proceeds from the debt. The Company recorded $61,947 as a discount to the debt and this amount was accreted to interest expense over the life of the debt, which was fully expensed during the nine months ended September 30, 2003.

          In April 2003, the Company and the Lender entered into an additional Agreement regarding the notes aggregating $1,355,000 of which $500,000 is guaranteed by the annuity contract of the spouse of the founding shareholder of Availent-TX. The agreement, gave the Lender the right to make demand for payment of the annuity in the amount of $500,000 against the outstanding notes, any balance of the proceeds of the annuity will be immediately repaid to the founding shareholder and spouse. In the event the proceeds of the annuity are insufficient to pay the $500,000, the Company and the Lender agree to extend the balance of the notes. With regards to the remaining notes of $855,000, the Company and the Lender agree to issue and place 1,700,000 shares of the Company's common stock into an escrow account as shares to be held as collateral to secure repayment of the notes ("Escrow Agreement"). It was further agreed upon that with the transfer of the shares into the escrow account the Lender agrees to release the Company of all liabilities relating to the $855,000 remaining in notes and to convey the second lien covering the New Mexico property held as collateral to the escrow account. The personal guarantees of the founding shareholder and the spouse will not be terminated. The 1,700,000 shares held in escrow are to be sold within the anticipated Form SB-2, with the proceeds to be used to repay the $855,000 to the Lender including any interest and other charges accrued and the balance of the proceeds remaining along with the second lien covering the New Mexico property will be transferred to the Company. In addition, the founding shareholder and the spouse agree to convey, subject to the outstanding balance of the first lien mortgage, the title and ownership of the New Mexico property, however they do retain the right to repurchase the property for the consideration paid to the Lender.

          According to the agreement, if the remaining notes of $855,000 are not repaid by September 30, 2003, the Escrow Agreement would terminate and all shares will be returned to the Company and the second lien returned to the Lender. In consideration for the transfer of the annuity to the Lender and the transfer of the New Mexico property to the Company, the Company issued the founding shareholder and spouse 1,000,000 shares of the Company's common stock. In addition, the Agreement requires the purchase of 600,000 shares of the Company's common stock by the Lender for $300,000, the issuance of 60,000 common stock warrants which may be exercised at any time for a period of five years at a purchase price of $1.00 per share, the Company's commitment to obtain additional investors to match the $300,000 common stock purchase by the Lender. If the Company is able to obtain financing in a form of a loan or equity in excess of $600,000 it is required to repurchase the Lender's 600,000 shares of common stock at $.67 per

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  15  -       STOCKHOLDERS' EQUITY (cont'd)

          Issuance of Common Stock and Warrants in Consideration for Debt Financing (cont'd)

          share with 50% of the amount in excess of the $600,000 received by the Company. In July 2003, the agreement was amended to provide for the additional issuance of 435,000 shares of the Company`s common stock, valued at $217,500 to the founding shareholder and spouse in consideration for their guarantee of the debt.

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

          Common Stock and Warrants Issued for Services

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

          On February 27, 2003, the Company issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring within five years plus $5,000 to a financial services company, in exchange for financial advisory and investment banking services. The Company has valued the warrants at $11,814 using the Black-Scholes pricing model, thereby allocating a portion of the exercise price to include the value of the warrants. The warrants were exercised in February 2003 and the related value of the warrants has been expensed.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY (cont'd)

          Common Stock and Warrants Issued for Services (cont'd)

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

          Stock Warrants

          The Company has issued various warrants to purchase shares of the Company's common stock to certain note holders, stock subscribers, and consultants, in conjunction with certain financing or arrangements. The exercise prices of the warrants are at prices equal to or less than the fair market value of the shares at the dates of the grant. The warrants issued total 1,319,727, which expire within 36 to 120 months from issuance and have exercise prices ranging from $0.50 to $1.60 per share.

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

          On June 13, 2003, an individual purchased for $50,000 from the Company 100,000 shares of the Company's common stock plus warrants to purchase 10,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY (cont'd)

          Sale of Stock (cont'd)

          Company has valued the warrants at $1,969 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On August 21, 2003 an individual purchased for $3,000 from the Company 6,000 shares of the Company's common stock plus warrants to purchase 600 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $300 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On August 27, 2003 an individual purchased for $2,000 from the Company 4,000 shares of the Company's common stock plus warrants to purchase 600 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 8, 2003 an individual purchased for $3,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 4,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $1,996 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 8, 2003 two individuals purchased for $20,000 and $5,000 from the Company 40,000 and 10,000 shares respectively, of the Company's common stock plus warrants to purchase 4,000 and 1,000 shares, respectively, of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $2,496 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 16, 2003 an individual purchased for $3,000 from the Company 2,000 shares of the Company's common stock plus warrants to purchase 400 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 18, 2003 an individual purchased for $5,000 from the Company 10,000 shares of the Company's common stock plus warrants to purchase 1,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $500 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 24, 2003 an individual purchased for $10,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 4,000 shares of the Company's common

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  15  -   STOCKHOLDERS' EQUITY (cont'd)

          Sale of Stock (cont'd)

          stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $998 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 26, 2003 an individual purchased for $3,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 600 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $300 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 26, 2003 an individual purchased for $20,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 2,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $998 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 29, 2003 an individual purchased for $2,500 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 500 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $250 using the Black-Scholes pricing model. The value of the warrants has been expensed.

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  15  -   STOCKHOLDERS' EQUITY (cont'd)

          Conversion of Debt (cont'd)

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

          The Company was indebted to an officer of Availent Financial, Inc., and the officers' spouse, through the issuance of promissory notes aggregating $615,000. One note for $290,000 and bearing interest at 13.8% per annum, and three notes aggregating $325,000 and bearing interest at 15% per annum. Total accrued interest owed related to these notes aggregated $128,518

          Conversion of Commissions Payable

          through May 16, 2003. The debt was satisfied on May 16, 2003 through the issuance of 615,000 shares of the Company's common stock, the conversion included $128,519 of accrued interest.

          The above-mentioned officers have advanced funds to the Company which were later converted to shares of the Company's common stock, as described above. In August 2003, 22,500 shares were issued to the officers related to these loans, valued at $17,362. The Company has expensed the entire amount, which is included in interest and financing costs on the accompanying consolidated statement of operations and comprehensive loss.

          In April 2003, an employee of the Company agreed to convert $39,000 of commissions payable to him into 78,000 shares of the Company's common stock.

          Issuance of Common Stock in Consideration for Extension of Debt Terms

          The Company was indebted to a law firm for certain legal fees in the amount of $35,420. At April 30, 2003, the Company and the law firm agreed to a payment plan wherein the debt would be paid off in monthly installment of $3,542 beginning August 1, 2003. No interest will accrue on said debt. As consideration for the payment plan, the Company issued to the law firm 50,000 of the Company's common stock, which have been valued at $25,000 and have been recorded as a financing expense. As of September 30, 2003, the Company had not paid the required monthly installments. No additional penalty has been accrued for as there was no stated penalty provision in the settlement agreement and the law firm has not taken any action.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  15  -       STOCKHOLDERS' EQUITY (cont'd)

          Termination of Consulting Services Contract

          On May 15, 2003 the Company terminated the disputed consulting agreements dated December 5, 2002 which superseded the agreements dated November 7, 2002 with Consolidated American Energy Resources, Inc ("CAER") and Consolidated American Financial Services Group, L.C.C ("CAFSG"). The agreements called for a distribution of 1,417,467 common shares valued at $1,401,875 on the date of grant to CAER and CAFSG. In August 2003 the Company cancelled the shares it issued due to its claim of non-performance of the consulting agreements, however, CAER and CAFSG is disputing the claim of non-performance. In connection with the dispute and cancellation of the consulting agreements the Company has expensed the remaining value of the contract of $1,246,114 in the quarter ended June 30, 2003, which represents the amount not yet amortized and shown on the consolidated statement of operations and comprehensive loss as cancellation of contracted services on other income (expense). While CAER and CAFSG are disputing the Company's claims, litigation may arise, however the Company believes it will prevail in this matter.

          Employee Compensation

          In April 2003, the Company entered into a formal employment agreement with the Regional Sales Manager of the Company. (See Note 13). On July 15, 2003, as additional compensation, the employee has been granted 80,000 shares of the Company's common stock, valued at $40,000 of which $5,556 is included as a component of salaries and related expenses as the accompanying consolidated statement of operations and comprehensive loss, and the remaining $34,444 is included in deferred compensation, and is a component of stockholders' equity.

          During the quarter ended September 30, 2003, the Company issued 212,000 shares of the Company's common stock to various employees as bonus compensation for services performed. The issuances had an aggregate value of $106,000 which is included as a component of salaries and related expenses in the accompanying consolidated statement of operations and comprehensive loss.

          In September 2003, the Company issued 2,500 shares of the Company's common stock, valued at $1,250, to a former employee as severance compensation for services previously performed. The expense is included as a component of salaries and related expenses in the accompanying consolidated statement of operations and comprehensive loss.

          Private Placement

          On July 11, 2003, the Company issued a Private Placement Memorandum (`PPM") whereby the Company offered to sell up to 4,000,000 shares of it's common stock at $0.50 per share with "piggyback" registration rights which include warrants to purchase 10% of the number of shares of common stock purchased exercisable at $0.50 per share, over a five-year period.

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE  16  -   STOCK OPTIONS

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  16  -   STOCK OPTIONS (cont'd)

          Grant of Stock Options (cont'd)

          options became fully exercisable on the date of the grant, with an expiration date on the tenth anniversary of the grant date.

          The following information summarizes the Company's stock option activity for the nine months ended September 30, 2003:

                                                                      Average
                                         Number of                   Exercise
                                           Options                      Price
         Options outstanding at
          beginning of the period                 -                 $       -
         Granted                          5,709,550                      0.69
         Exercised                                -                         -
         Forfeited                                -                         -
                                    ----------------------        -------------

         Options outstanding at
            end of the period                  5,709,550          $        0.69
                                    ======================        =============

          At September 30, 2003, an aggregate of 5,709,550 nonqualified stock options were granted to employees with exercise prices ranging between $0.50 and $1.50. The options vest as follows for the years ended December 31:

                        Year        Options Vested
                        2003             3,563,550
                        2004               569,000
                        2005               569,000
                        2006               504,000
                        2007               504,000
                                         ---------
                                         5,709,550
                                         =========

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  16  -   STOCK OPTIONS (cont'd)

          Grant of Stock Options (cont'd)

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

NOTE  17    -              RELATED PARTY TRANSACTIONS

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

          Consulting Agreement

          On June 30, 2003, the Company amended a previously existing consulting agreement wherein the consultant is engaged to perform services which include, but not restricted to, those functions commonly associated with the Chief Financial Officer. The original agreement, dated December 5, 2002, was for a three-year period for investor relations' services. The new agreement supercedes the December 5, 2002 agreement, is for a term of three years commencing on the date of the amendment, terminates certain anti-dilution provisions included in the original agreement, and calls for a base fee of $72,000 per annum, payable in twelve equal installments. The consultant is also entitled to participate in the Company's 2003 Equity Incentive Plan. On June 30, 2003, the consultant was granted stock options to purchase 250,000 shares of the Company's common stock at $0.50 per share, under the plan. The options became fully exercisable on the date of the grant. The Company has valued the options at $26,475 using the Black-Scholes pricing model. The value of the options has been fully expensed at June 30, 2003.

NOTE  18   -      SUBSEQUENT EVENTS

          On October 10, 2003, the Company entered into a loan agreement with a shareholder in the amount of $5,000. The note bears interest at a rate of 15% per anum and matures in January 2004. As additional consideration for the loan, the shareholder will receive 1,000 shares of the Company's common stock valued at $500. The loan has a secured interest in the assets held for sale by the Company (see Note 5).

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  18   -      SUBSEQUENT EVENTS (cont'd)

          On October 8, 2003 a previously existing shareholder purchased for $10,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 2,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire on the fifth anniversary of the grant date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                  CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

        This report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act, Section 21E of the Exchange Act, or the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as may, might, will, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) future economic performance, including any such statementcontained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Commission, or (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or
(iii).

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

Results of Operations for the Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

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

        Total Revenues. Total revenues for the three months ended September 30, 2003 decreased $176,429 from $293,472 for the three months ended September 30, 2002 to $117,043 for the three months ended September 30, 2003. However, management believes that a comparison of revenues from the third quarter of 2002 to the same period in 2003 is not meaningful because we operated as a mortgage broker only during the third quarter of 2002 and commenced our mortgage banking operations after the third quarter of 2002 and that revenues for the three months ended September 30, 2003 are not necessarily indicative of future operating results because we have closed a significant number of our offices and limited partnerships that existed during this quarterly period. There can be no guarantee that we will not have to close additional offices and limited partnerships or that we will be able to replace the revenue previously generated by our closed offices and limited partnerships with increased loan volume at our remaining offices and limited partnerships or newly opened offices and limited partnerships.

         OPERATING EXPENSES

        Salaries and Related Expenses. Salaries and related expenses increased $106,310 from $398,349 for the three months ended September 30, 2002 to $504,659 or the three months ended September 30, 2003. This decrease was primarily due to the establishment of the banking operations in the fourth quarter of 2002.

        Commissions. Commissions decreased $ 79,218 from $ 132,580 for the three months ended September 30, 2002 to $53,362 for the three months ended September 30, 2003. This decrease was primarily attributable to the downsizing of operations with commission-based compensation.

        Other Operating Expenses. Other operating expenses increased $ 32,093 from $ 348,691 for the three months ended September 30, 2002 to $380,784 for the three months ended September 30, 2003. This increase was primarily attributable to the creation and development of our in-house loan-processing department and expenses related to the opening of additional offices.

        Warehouse Interest. Warehouse interest increased $21,915 from $0 for the three months ended September 30, 2002 to $21,915 for the three months ended September 30, 2003 due to the establishment of our mortgage banking operations.

        Occupancy and Other Office Expenses. Occupancy and other office expenses increased $17,377 from $ 15,737 for the three months ended September 30, 2002 to $33,114 for the three months ended September 30, 2003. This increase was primarily due to the acquisition of larger office space and the increased number of offices and limited partnerships Other office expenses include rent, telephone, and miscellaneous office expenses.

        Total Operating Expenses. Total operating expenses increased $ 98,477 from $ 895,357 for the three months ended September 30, 2002 to $993,834 for the three months ended September 30, 2003. This increase was primarily due to the establishment of our banking operations in the fourth quarter of 2002. We intend to focus on reducing our total operating expenses in the remainder of fiscal 2003 including, without limitation, by reducing the total number of offices, limited partnerships, and employees.

        OTHER INCOME (EXPENSE)

        Interest and Financing Expense--Other. Interest expense-other increased $635,571 from $ 97,163 for the three months ended September 30, 2002 to $732,734 for the three months ended September 30, 2003. This increase was primarily attributable to the establishment of our mortgage loaning operations and increased borrowings under our credit facilities.

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

        Net cash provided by financing activities was $1,183,155 and $1,027,786 for the three months ended September 30, 2002 and 2003, respectively. Net cash provided by financing activities for quarterly periods ended September 30, 2002 and 2003 was primarily from borrowings under our existing financing agreements and sales of our common stock.

        Net cash used in operating activities was $ 1,099,150 and $1,180,694 for the three months ended September 30, 2002 and 2003, respectively.

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

        To maintain its FHA lending certification, Mortgage is subject to certain net worth requirements for HUD. At September 30, 2003, Mortgage's adjusted net worth for HUD requirement purposes amounted to a surplus of $1,387,448. HUD requires an adjusted net worth of $250,000; therefore Mortgage's adjusted net worth was above the HUD requirement by $1,137,448.

        In addition, the Company has failed to pay the required payroll tax returns for the last two quarters of 2002, and the first three quarters of 2003. As a result, the Company has delinquent payroll and related payroll tax liabilities of approximately $730,000, inclusive of accrued interest and penalties. Although Availent has not entered into any formal repayment agreements with the respective tax authorities, Availent plans to make these required payroll tax payments as soon as practicable.

        Availent currently is unable to make timely payments to certain of its creditors, and has had to rely substantially on additional borrowings to fund its continuing operations and working capital needs. As of September 30, 2003, Availent had past due accounts payables and accrued expenses in the amount of approximately $1.275 million. Extensions have been offered and, in some cases, are being negotiated with certain of these creditors. If Availent is unable to make timely payments or is unable to negotiate extensions or favorable discounts and payment terms, Availent may not be able to fund its continuing operations and working capital needs and the operations, financial condition, and business of Availent may suffer materially or fail. Availent is currently seeking financing sources in order to fund Availent's outstanding payables and meet its ongoing trade obligations.

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

CAPITAL COMMITMENTS

The following is a summary of the Senior Notes, Demand Notes, Other Notes and warrants currently outstanding:

         Financing                Principal Amount           Maturity         Accrued Interest                   Number
        Instrument                    Of Notes                 Date       As of September 30, 2003            Of Warrants
        ----------                    --------                 ----       ------------------------            -----------


Mike Banes - Citibank            $10,000.00                12/28/02             2,042.26

Dr. Jeff Wasserman               $40,000.00                07/15/02             13,250.00

Dr. Mark Fraga                   $10,000.00                07/15/02             3,312.50

Nantash Limited (Cook)           $50,000.00                08/12/02             15,937.50

Patricia Arst                    $10,000.00                08/19/02             3,179.17

Stephen & Jan Smith              $3,000.00                 03/05/03             406.54                             1,875

Brad Blankenship                 $10,000.00                03/06/03             1,351.03                           6,250

Stephen & Jan Smith              $7,000.00                 03/25/03             891.06                             4,375

Terry Earley                     $10,000.00                04/05/03             1,231.85                           6,250

Bobby Lutz                       $25,000.00                09/30/03             208.33

Charles Rabie                    $53,000.00                04/03/03             331.25

Bobby Lutz                       $375,000.00               09/30/03             -                                275,000

Inwood Bank                      $50,000.00                11/01/03             -

PSC Equipment                    $500,000.00




1 - Note personally gauranteed by Michael Banes not collateral, warrants , etc.

2 - Various notes that having various due dates, no investor has extended but has not moved on us

3 - Bobby Lutz has first position on the equipment for all notes, he received warrants and stock for his transaction

4    - Charles Rabie received stock and warrants for this tranaction

5    - Line of credit with bank, currently negotiating to extend

6- Part of the Equipment purchase agreement, only due when money is raised against the assets or assets are sold. No interest is accruing.

Item 3. Controls and Procedures.

        (a)   Evaluation of Disclosure Controls and Procedures.

       Availent maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of Availent filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Availent's Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these disclosure controls and procedures as of September 30, 2003, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of Availent filed under the Exchange Act.

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

Item 2. Changes in Securities.

     Availent issued the following securities during the period covered by this report without registering the securities under the Securities Act. All of the bellow issuances, offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the 1933 Act. The below-referenced persons represented that they were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

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

     On September 26, 2003, an individual purchased for $40,000 from the Company 80,000 shares of common stock plus warrants to purchase 8,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $1,575 using the Black-Scholes pricing model. The value of the warrants have been expensed.

     On September 13, 2003, an individual purchased for $50,000 from the Company 100,000 shares of the Company's common stock plus warrants to purchase 10,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $1,969 using the Black-Scholes pricing model. The value of the warrants have been expensed.

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

     On August 21, 2003 an individual purchased for $3,000 from the Company 6,000 shares of the Company's common stock plus warrants to purchase 600 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $300 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On August 27, 2003 an individual purchased for $2,000 from the Company 4,000 shares of the Company's common stock plus warrants to purchase 600 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 8, 2003 an individual purchased for $3,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 4,000 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $1,996 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 8, 2003 an individual purchased for $5,000 from the Company 10,000 shares of the Company's common stock plus warrants to purchase 1,000 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $500 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 16, 2003 an individual purchased for $3,000 from the Company 2,000 shares of the Company's common stock plus warrants to purchase 400 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 18, 2003 an individual purchased for $5,000 from the Company 10,000 shares of the Company's common stock plus warrants to purchase 1,000 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $500 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 24, 2003 an individual purchased for $10,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 4,000 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $998 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 26, 2003 an individual purchased for $3,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 600 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $300 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 29, 2003 an individual purchased for $2,500 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 500 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $250 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 26, 2003 an individual purchased for $20,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 2,000 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $998 using the Black-Scholes pricing model. The value of the warrants has been expensed.

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

     On June 30, 2003, the Company was indebted to an individual for four separate notes payable aggregating $48,000. Total amounts owed to the individual, including accrued interest at September 30, 2003, aggregated $55,588. The notes, inclusive of accrued interest, have been satisfied through the issuance of 111,176 shares of the Company's common stock.

     On June 30, 2003, the Company was indebted to three individuals through four notes payable with principal amounts aggregating $46,000. Total amounts owed to the individuals, including accrued interest, at September 30, 2003 aggregated $52,721. The notes, inclusive of accrued interest, have been satisfied through the issuance of 105,442 shares of the Company's common stock.

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

Date:  November 19, 2003                          Availent Financial, Inc.
                               By:                /s/   PATRICK A. MCGEENEY
                                                  Name: Patrick A. McGeeney
                                                  Title: President
Date:  November 19, 2003       By:                /s/   DARREN J. CIOFFI
                                                  Name: Darren J. Cioffi
                                                  Title: Chief Financial Officer