Form 10QSB/A
period 2003-09-30
AVAILENT FINANCIAL INC
filed 2003-11-26
CIK 88175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                             September 30,
                                                                                                  2003        December 31,
                                                                                               (Unaudited)       2002
Current liabilities:                                                                         -------------  -------------
   Warehouse line of credit payable ......................................................   $    105,057    $ 1,465,295
    Note payable - bank ..................................................................         45,000         50,000
    Mortgage escrow payable ..............................................................             57          6,856
    Current portion of capital lease obligations .........................................         11,809          8,009
    Notes payable - convertible ..........................................................         53,000           --
    Notes payable - officers .............................................................         40,697        249,000
    Notes payable - shareholders .........................................................        140,000      2,271,000
    Notes payable ........................................................................        900,000         48,000
    Accounts payable .....................................................................      1,102,910        289,372
    Accrued expenses .....................................................................        433,315        465,555
    Payroll taxes payable ................................................................        533,524        266,816
    Due to officers ......................................................................         13,094         22,784
                                                                                             -------------  -------------
          Total current liabilities ......................................................      3,378,463      5,142,687

Long term portion of capital lease obligations
                                                                                                     --            5,913
                                                                                             -------------  -------------
          Total liabilities ..............................................................      3,378,463      5,148,600

Commitment and contingencies

Minority interest
                                                                                                  107,953         78,634
                                                                                             -------------  -------------
Stockholders' equity (deficiency)
    Convertible preferred stock, $0.01 par value; 10,000,000
      shares authorized, 7,000,000 issued and outstanding (no liquidation
       preference) .......................................................................         70,000           --
    Common stock, $0.01 par value; 100,000,000 authorized,
       21,897,802 and 9,096,568 respectively, issued and outstanding .....................        218,981         90,966
    Additional paid-in capital ...........................................................     15,424,682      4,006,321
    Deferred compensation ................................................................       (479,439)      (692,245)
    Deferred consulting services .........................................................     (1,378,644)    (2,725,868)
    Accumulated deficit ..................................................................     (9,512,738)    (3,897,720)
                                                                                             -------------  -------------
                                                                                                4,342,842     (3,218,546)

Less: common stock held in treasury at cost, 121 shares ..................................         (1,214)        (1,214)
                                                                                             -------------  -------------
    Total stockholders' equity (deficiency) ..............................................      4,341,628     (3,219,760)
                                                                                             -------------  -------------
    Total liabilities and stockholders' equity (deficiency) ..............................   $  7,828,044    $ 2,007,474
                                                                                             -------------  -------------

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

                    AVAILENT FINANCIAL, INC. AND SUBSIDIARIES
                   (FORMERLY SEACREST INDUSTRIES CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (cont'd)
                                   (UNAUDITED)

                                                                           2003             2002
                                                                       ------------   ------------
Net cash used in operating and investing activities
    (from previous page) ...........................................   $(1,217,328)   $(1,185,215)
                                                                       ------------   ------------
Cash flows from financing activities:
    Proceeds from notes payable ....................................       400,000      1,096,577
    Proceeds from notes payable - convertible ......................        53,000           --
    Payments on notes payable - bank........ .......................        (5,000)          --
    Payments on capital lease obligations ..........................        (2,114)        (4,192)
    Contributed capital from limited partnerships-minority interest         12,300         53,770
    Capital distribution to limited partner ........................        (2,900)          --
    Sale of common stock                                                   572,500         37,000
                                                                       ------------   ------------
            Net cash provided by financing activities ..............     1,027,786      1,183,155

Net decrease in cash and cash equivalents ..........................      (189,542)        (2,060)

Cash and cash equivalents, beginning of year........................       194,346          4,588
                                                                       ------------   ------------
Cash and cash equivalents, end of year .............................   $     4,804    $     2,528
                                                                       ============   ============
Supplemental disclosure of non-cash information:
      Cash paid during the year for:
               Interest ............................................   $    42,815    $   106,594
                                                                       ============   ============
               Income taxes ........................................   $      --      $      --
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

          Note payable at September 30, 2003 consists of a note due to a financial institution in the amount of $45,000 bearing interest at a rate of 7.5%. The notes maturity date has been extended to November 1, 2003 and is secured by certain equipment, leasehold improvements, and furniture and fixtures.

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

          In November 2002, the Company executed promissory notes aggregating $22,000 to two shareholders bearing interest at 15% per annum with principal and all accrued interest payable in full in March 2003. In addition, the shareholders are to receive 275 post-split shares of the Company's common stock as additional consideration. These shares are to be issued at the time of the Company's filing of a Form SB-2 with the SEC. In March 2003, the shareholders extended the terms and maturity date of the notes to June 2003. On June 30, 2003, one note, with a principal balance of $12,000, was satisfied through a conversion of the note, including accrued interest, to 26,328 shares of common stock (see Note 15). The remaining note has a balance due of $10,000 at September 30, 2003 and in default and is continues to accrue interest. No penalty has been accrued for this default at September 30, 2003, as there was no stated penalty provision in the promissory note and the note holder has not taken any action. The remaining note has accrued interest of $1,351, which is included in accrued expenses on the accompanying consolidated balance sheet.

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

          On August 27, 2003 an individual purchased for $2,000 from the Company 4,000 shares of the Company's common stock plus warrants to purchase 400 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

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

          On September 16, 2003 an individual purchased for $2,000 from the Company 4,000 shares of the Company's common stock plus warrants to purchase 400 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

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

          On September 26, 2003 an individual purchased for $10,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 2,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $998 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 26, 2003 an individual purchased for $3,000 from the Company 6,000 shares of the Company's common stock plus warrants to purchase 600 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $300 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          On September 29, 2003 an individual purchased for $2,500 from the Company 5,000 shares of the Company's common stock plus warrants to purchase 500 shares of the Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $250 using the Black-Scholes pricing model. The value of the warrants has been expensed.

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

CAPITAL COMMITMENTS

The following is a summary of the Senior Notes, Demand Notes, Other Notes and warrants currently outstanding:

         Financing                Principal Amount           Maturity         Accrued Interest                   Number
        Instrument                    Of Notes                 Date       As of September 30, 2003            Of Warrants
        ----------                    --------                 ----       ------------------------            -----------
Mike Banes - Citibank            $10,000.00                12/28/02             2,042.26

Dr. Jeff Wasserman               $40,000.00                07/15/02             13,250.00

Dr. Mark Fraga                   $10,000.00                07/15/02             3,312.50

Nantash Limited (Cook)           $50,000.00                08/12/02             15,937.50

Patricia Arst                    $10,000.00                08/19/02             3,179.17

Stephen & Jan Smith              $3,000.00                 03/05/03             406.54                             1,875

Brad Blankenship                 $10,000.00                03/06/03             1,351.03                           6,250

Stephen & Jan Smith              $7,000.00                 03/25/03             891.06                             4,375

Terry Earley                     $10,000.00                04/05/03             1,231.85                           6,250

Bobby Lutz                       $25,000.00                09/30/03             208.33

Charles Rabie                    $53,000.00                04/03/03             331.25

Bobby Lutz                       $375,000.00               09/30/03             -                                275,000

Inwood Bank                      $45,000.00                11/01/03             -

PSC Equipment                    $500,000.00

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

     On August 27, 2003 an individual purchased for $2,000 from the Company 400 shares of the Company's common stock plus warrants to purchase 600 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 8, 2003 an individual purchased for $20,000 from the Company 40,000 shares of the Company's common stock plus warrants to purchase 4,000 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $1,996 using the Black-Scholes pricing model. The value of the warrants has been expensed.

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

     On September 16, 2003 an individual purchased for $2,000 from the Company 4,000 shares of the Company's common stock plus warrants to purchase 400 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $200 using the Black-Scholes pricing model. The value of the warrants has been expensed.

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

     On September 26, 2003 an individual purchased for $10,000 from the Company 20,000 shares of the Company's common stock plus warrants to purchase 2,0000 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $998 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 29, 2003 an individual purchased for $2,500 from the Company 5,000 shares of the Company's common stock plus warrants to purchase 500 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $250 using the Black-Scholes pricing model. The value of the warrants has been expensed.

     On September 26, 2003 an individual purchased for $3,000 from the Company 6,000 shares of the Company's common stock plus warrants to purchase 600 shares of The Company's common stock. The warrants have an exercise price of $0.50 per share and expire within five years. The Company has valued the warrants at $300 using the Black-Scholes pricing model. The value of the warrants has been expensed. Conversion of Debt

     In April 2003, the Company entered into an agreement whereby an individual stockholder converted two notes payable aggregating $150,000 into shares of common stock for $.50 per share for a total of 300,000 shares. Additionally, for $100,000, the stockholder purchased 200,000 shares of the Company's common stock plus 20,000 warrants with an exercise price of $0.50 per share, to purchase the Company's common stock, within a 5-year term. The Company has valued the warrants at $3,938 using the Black-Scholes pricing model. The value of the warrants has been expensed. The Company and the shareholder agreed to convert $46,957 of interest payable on the notes payable to the shareholder into a total of 81,250 shares of common stock in lieu of payments due.

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

Date:  November 26, 2003                          Availent Financial, Inc.
                               By:                /s/   PATRICK A. MCGEENEY
                                                  Name: Patrick A. McGeeney
                                                  Title: President
Date:  November 26, 2003       By:                /s/   DARREN J. CIOFFI
                                                  Name: Darren J. Cioffi
                                                  Title: Chief Financial Officer